Form 10QSB
period 1998-06-30
GLOBUS INTERNATIONAL RESOURCES CORP
filed 1998-09-17
CIK 1033114

                                    FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) Quarterly Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                              For the Quarter Ended

                                  June 30, 1998

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ________________________ to _____________________

                             Commission File number

                                     0-24709


                      Globus International Resources Corp.
                      ------------------------------------
             (exact name of registrant as specified in its charter)


            Nevada                                             # 88-0203697
--------------------------------------------------------------------------------
 (state or other jurisdiction of                         (I.R.S. Employer I.D.#)
 incorporation or organization)


            Two World Trade Center, Suite 2400, New York, N.Y. 10048
            ---------------------------------------------------------
               (address of principal executive offices) (zip code)


                                 (212) 839-8000
                                 --------------
               Registrant's telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes       No  X
                                             -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

Common Stock - Par Value $.001                             5,049,497
------------------------------                    -----------------------------
           Class                                      Outstanding Shares At
                                                       September 15, 1998


              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                  JUNE 30, 1998
                                   (Unaudited)

                                    I N D E X


                                                                                                              Page No.
                                                                                                              --------

PART 1 - FINANCIAL INFORMATION

   Item 1: FINANCIAL STATEMENTS:

                    Condensed Consolidated Balance Sheets as at June 30, 1998
                      and September 30, 1997 ...........................................................            2


                    Condensed Consolidated Statements of Operations
                      For the Three and Nine Months Ended
                      June 30, 1998 and 1997 ...........................................................            3


                    Condensed Consolidated Statements of Changes in Stockholders'
                      Equity For the Nine Months Ended June 30, 1998 and
                      For the Year Ended September 30, 1997.............................................            4


                    Condensed Consolidated Statements of Cash Flows
                      For the Nine Months Ended June 30, 1998  .........................................           5-6


                    Notes to Condensed Consolidated Financial Statements ...............................            7


   Item 2:          Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ...............................................          8-11



PART II - OTHER INFORMATION ............................................................................           12


Signatures          ....................................................................................           13



              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   A S S E T S


                                                                                        June 30,            September 30,
                                                                                       ----------           -------------
                                                                                          1998                   1997
                                                                                       ----------           -------------

Current assets:
   Cash and cash equivalents                                                           $  365,583             $  517,867
   Cash - restricted                                                                      507,645                447,543
   Accounts receivable                                                                  4,224,511              2,721,130
   Inventories                                                                          2,221,018              2,004,004
   Deferred income taxes                                                                   48,300                 52,000
   Prepaid expenses                                                                        20,000                 20,000
                                                                                       ----------             ----------
            Total current assets                                                        7,387,057              5,762,544
                                                                                       ----------             ----------

Property assets - at cost, net of
   accumulated depreciation                                                                56,118                 27,625
                                                                                       ----------             ----------

Other assets:
   Deferred financing costs                                                                12,089                 50,000
   Deferred consulting costs                                                              145,938                215,625
   Goodwill net of accumulated amortization                                               117,557                124,128
   Organization costs                                                                       3,443                  4,991
   Security deposits                                                                       50,000                 26,000
                                                                                       ----------             ----------
                                                                                          329,027                420,744
                                                                                       ----------             ----------

                                                                                       $7,772,202             $6,210,913
                                                                                       ==========             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank lines of credit payable                                                        $1,313,091             $   31,342
   Notes payable - related parties                                                        145,000                145,000
   Convertible note payable                                                               130,000                   -
   Current portion of long-term debt                                                         -                    41,666
   Accounts and acceptances payable                                                     1,220,693              1,439,619
   Accrued expenses and other current
      liabilities - related parties                                                       171,391                111,277
   Accrued expenses and other current liabilities                                         131,928                137,228
   Income taxes payable                                                                   104,189                142,607
                                                                                       ----------             ----------
            Total current liabilities                                                   3,216,292              2,048,739
                                                                                       ----------             ----------

Long-term obligations:
   Deferred rent liability                                                                 17,336                 12,921
   Deferred income taxes                                                                    5,700                   -
                                                                                       ----------             -------
            Total long-term obligations                                                    23,036                 12,921
                                                                                       ----------             ----------

Commitments and contingencies                                                                -                      -

Stockholders' equity:
   Preferred stock, no par value, authorized
      and unissued - 100,000 shares                                                          -                      -
   Common stock, $.001 par value
      Authorized - 50,000,000 shares, issued and out-
      standing - 5,049,497 and 4,548,860, respectively                                      5,050                  4,549
   Additional paid-in capital                                                           4,762,522              4,155,309
   Deficit                                                                               (234,698)               (10,605)
                                                                                       ----------             ----------
            Total stockholders' equity                                                  4,532,874              4,149,253
                                                                                       ----------             ----------

                                                                                       $7,772,202             $6,210,913
                                                                                       ==========             ==========


   The accompanying notes are an integral part of these financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                  For the Three                         For the Nine
                                                                   Months Ended                         Months Ended
                                                                     June 30,                            June 30,
                                                          -----------------------------        ---------------------------
                                                             1998               1997              1998                1997
                                                          ----------         ----------        -----------         -------

Net sales                                                 $5,395,326         $3,612,891        $16,453,388         $10,696,421

Cost of goods sold                                         5,066,075          3,215,720         15,240,472           9,706,503
                                                          ----------         ----------        -----------         -----------

Gross profit                                                 329,251            397,171          1,212,916             989,918
                                                          ----------         ----------        -----------         -----------

Operating expenses:
   Selling                                                   213,773            139,240            462,441             308,567
   General and administrative                                161,454            160,801            513,280             371,484
   Depreciation and amortization                              41,622             34,474            133,711              72,926
                                                          ----------         ----------         ----------         -----------
Total operating expenses                                     416,849            334,515          1,109,432             752,977
                                                          ----------         ----------         ----------         -----------


Income (loss) from operations                                (87,598)            62,656            103,484             236,941
                                                          ----------         ----------         ----------         -----------

Other income (expenses):
   Interest income                                             7,740             12,471             32,245              33,657
   Interest expense                                          (45,755)            (9,159)          (339,958)            (25,327)
                                                          ----------         ----------         ----------         -----------
Total other income (expenses)                                (38,015)             3,312           (307,713)              8,330
                                                          ----------         ----------         ----------         -----------

Income (loss) before income
   taxes and minority interest                              (125,613)            65,968           (204,229)            245,271

Provision for (benefit from)
   income taxes                                              (62,400)            24,500             19,864             110,000
                                                          ----------         ----------         ----------         -----------

Income (loss) before
   minority interest                                         (63,213)            41,468           (224,093)            135,271

Minority interest                                               -                  -                  -                  2,812
                                                          ----------          ---------         ----------         -----------

Net income (loss)                                           ($63,213)        $   41,468          ($224,093)        $   132,459
                                                          ==========         ==========         ==========         ===========


Net income (loss) per common
  share                                                      ($0.01)              $0.01            ($0.05)               $0.03
                                                              =====               =====             =====                =====

Weighted average number
  of shares outstanding                                    4,904,543          4,561,229          4,730,093           3,983,157
                                                           =========          =========          =========           =========






   The accompanying notes are an integral part of these financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE NINE MONTHS ENDED JUNE 30, 1998
                    AND FOR THE YEAR ENDED SEPTEMBER 30, 1997
                                   (Unaudited)


                                                   Preferred                     Common
                                                     Stock                       Stock                Additional
                                              ------------------         ----------------------      Paid-In
                                              Shares      Amount           Shares       Amount         Capital        Deficit
                                              ------      ------         ---------      ------       ----------       -------

Balance at October 1, 1996                          -       $ -          2,603,860      $2,604        $3,058,046     ($142,057)

Proceed from sale of
   Shuttle's common stock
   prior to merger                                  -         -               -           -              100,000          -

Acquisition of Shuttle
   International Ltd. -
   minority interest                                -         -            250,000         250           131,179         2,812

Issuance of common stock
   for consulting services                          -         -            500,000         500           299,500          -

Issuance of common stock
   in satisfaction of
   indebtedness for
   services rendered                                -         -            555,000         555           281,445          -

Cancellation of common
   stock surrendered by
   a former consultant                              -         -           (230,000)       (230)         (137,770)         -

Issuance of common stock
   for cash, net of
   offering costs                                   -         -            870,000         870           422,909          -

Net income for fiscal 1997                          -         -               -           -                 -          128,640
                                                 ------     ------       ---------      ------        ----------      --------

Balance at September 30, 1997                       -         -          4,548,860       4,549         4,155,309       (10,605)

Interest element attributed
   to convertible debt                              -         -               -           -              269,231          -

Debt converted to equity                            -         -            500,637         501           337,982          -

Net loss for the nine months
   ended June 30, 1998                              -         -               -           -                 -         (224,093)
                                                 ------     ------       ---------      ------        ----------      --------

Balance at June 30, 1998                            -       $ -          5,049,497      $5,050        $4,762,522     ($234,698)
                                                 ======     ======       =========      ======        ==========      ========





   The accompanying notes are an integral part of these financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                    For the Nine
                                                                                                    Months Ended
                                                                                                      June 30,
                                                                                           -------------------------------
                                                                                              1998                1997
                                                                                           ----------           ----------

Cash flows from operating activities:
   Net income (loss)                                                                      ($  224,093)          $  132,459
                                                                                           ----------           ----------
   Adjustments to reconcile net income (loss)
         to net cash used in operating activities:
      Depreciation and amortization                                                           133,711               72,926
      Deferred income taxes                                                                     9,400               16,300
      Deferred rent                                                                             4,415                4,194
      Interest charge on debt discount                                                        269,231                 -
      Minority interest                                                                          -                   2,812
      Increase (decrease) in cash flows as
            a result of changes in asset and
            liability account balances:
         Accounts receivable                                                               (1,503,381)          (1,550,654)
         Inventories                                                                         (217,014)             652,615
         Prepaid expenses                                                                        -                 (14,360)
         Accounts and acceptances payable                                                    (218,926)            (428,135)
         Accrued expenses and other
              current liabilities:
            Related parties                                                                    60,114              (60,207)
            Other                                                                               6,447                  328
         Income taxes payable                                                                 (38,418)             102,963
                                                                                           ----------           ----------
   Total adjustments                                                                       (1,494,421)          (1,201,218)
                                                                                           ----------           ----------

Net cash used in operating activities                                                      (1,718,514)          (1,068,759)
                                                                                           ----------           ----------

Cash flows from investing activities:
   Acquisition of property assets                                                             (44,751)                -
   Security deposits                                                                          (24,000)                -
                                                                                           ----------           ----------
Net cash used in investing activities                                                         (68,751)                -
                                                                                           ----------           ----------

Cash flows from financing activities:
   Proceeds from line of credit                                                             1,281,749               11,898
   Proceeds from convertible note payable                                                     500,000                 -
   Repayments of long-term note payable                                                       (41,666)             (83,334)
   Repayments of related party indebtedness                                                      -                 (75,439)
   Proceeds from issuance of common stock                                                        -                 523,779
   Deferred financing cost                                                                    (45,000)                -
                                                                                           ----------           ----------
Net cash provided by financing activities                                                   1,695,083              376,904
                                                                                           ----------           ----------

Net decrease in cash and cash equivalents                                                     (92,182)            (691,855)

Cash and cash equivalents at beginning of period                                              965,410            1,476,123
                                                                                           ----------           ----------

Cash and cash equivalents at end of period                                                 $  873,228           $  784,268
                                                                                           ==========           ==========




   The accompanying notes are an integral part of these financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                   (Unaudited)


                                                                                                    For the Nine
                                                                                                    Months Ended
                                                                                                      June 30,
                                                                                           -------------------------------
                                                                                              1998                1997
                                                                                           ----------           ----------

Supplemental Schedules of Non-cash
      Operating and Financing Activates:

   Common stock issued for services rendered
      and payment of liability for services
      previously rendered                                                                  $     -              $  582,000
                                                                                           ==========           ==========

   Common stock issued in conversion of debt                                               $  381,747           $     -
                                                                                           ==========           ==========

   Common stock issued for acquisition of
      minority interest                                                                    $     -              $  150,000
                                                                                           ==========           ==========


Supplemental Disclosures of Cash Flow Information:

   Interest paid                                                                           $    9,082           $    7,680
                                                                                           ==========           ==========

   Taxes paid                                                                              $   47,396           $    4,600
                                                                                           ==========           ==========





   The accompanying notes are an integral part of these financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (Unaudited)

NOTE 1 -                  The accompanying financial statements have been
               prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the registration statement dated August 3, 1998 on Form SB-2.


NOTE 2 -                  The results of operations for the nine- and
               three-month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 3 -                  Inventories, consisting principally of finished goods,
               are valued at the lower of cost (first-in, first-out method) or market.

NOTE 4 -                  Net income (loss) per share was computed by the
               weighted average number of shares outstanding during each period.

NOTE 5 -       ACQUISITION OF SHUTTLE INTERNATIONAL, LTD.

                          On December 11, 1996, the Company acquired all of the
               issued and outstanding capital stock of Shuttle International, Ltd. ("Shuttle") in exchange for 2,500,000 shares of the Company's common stock. The Company's three officers/directors owned 90% of Shuttle prior to the acquisition by the Company. Both Globus and Shuttle were under the common control of these three officers since March 15, 1995. After the acquisition, these three officer/directors owned 2,449,999 shares (55.6%) of the Company's issued and outstanding common stock whereas prior to the acquisition, they owned 200,000 shares (56.5%) of the Company's then issued and outstanding common stock. The acquisition of Shuttle was accounted for (i) at historical cost in a manner similar to a pooling of interest for the acquired stock of the Company's three officers/directors and (ii) as a purchase recorded at market value for the acquired stock of the minority interest and the resulting goodwill for the difference between the market value of the minority interest and its equity on the date acquired. The condensed consolidated financial statements for the nine months ended June 30, 1997 have been restated to reflect the accounts of the Company and Shuttle.

                         Unaudited net sales and net income of the separate
               companies for the periods preceding the acquisition were as follows:


                                               Globus                               Shuttle
                                     -----------------------------         ----------------------------
                                      Net Sales         Net Income         Net Sales         Net Income
                                     ----------         ----------         ---------         ----------

   For the three months
     ended December 31, 1996         $3,616,581          $ 74,511           $323,219          $28,124
                                     ==========          ========           ========          =======


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended June 30, 1998 and 1997

          Revenues increased $5,141,000 (51.6%) in the food products segment to $15,113,000 in 1998 over the 1997 period. The increase is largely attributable to the commencement of the sale of meat products to a new customer in the 1998 period. The other product lines' sales increased $615,000 (84.9%) to $1,340,000 in the current period from $725,000 in 1997. The increase is attributable to an increase in auto accessories sales of $348,000 and an increase in sales of apparel of $242,000 over the previous period. The cost of sales for the nine months ended June 30, 1998 increased $5,534,000 (61.0%) to $15,240,000 (92.6% of sales) from $9,706,000 (90.7% of sales) for the corresponding period in 1997. This increase is attributable to the increased sales volume. The increase in cost of sales as a ratio of revenues is attributable to reduced sales margins in the food segment. As a percentage of sales, gross profit for the food product segment decreased from 8.3% to 5.7% due to increased product costs whereas the 3.5% increase in gross profits to 25.6% in 1998 for the auto accessories and clothing sales is due to a different product mix with higher margins on items sold during the current period.

          Selling expenses increased $54,000 (49.8%) in the current period to $462,000 (2.8% of sales) from $308,000 (2.9% of sales). Such increase is attributable to increased variable selling costs resulting from the $5,593,000 increase in sales (52.3%) for the period and an increase in personnel costs. General and administrative expenses increased $192,000 (34.6%) to $513,000 (3.1% of sales) in the current period from $371,000 (3.8% of sales) in the comparable prior year's period. Legal, consulting and other professional fees accounted for $30,000 of the increase while the remaining cost increases are attributable to sundry managerial and office costs.

          Depreciation and amortization increased $61,000 (83.6%) to $134,000 (0.8% of sales) from $73,000 (0.7% of sales) in 1997. The increase is attributable to an increase in amortization of deferred consulting fees and deferred financing costs.

          Interest income in both periods remained constant. Interest expense increased $315,000 to $340,000 (2.1% of sales) in the current period from $25,000 (0.2% of sales) in the nine months ended June 30, 1997. The increase arises from interest on the convertible note issued in the current period plus a $269,000 charge for the financing costs associated with this note's conversion option into shares of the Company's common stock below the market value at the time of conversion.

          The decrease in tax provision from $110,000 in 1997 to $20,000 in 1998 is attributable to a reduction in income in the current period as a result of increased operating costs and the charge to operations of nondeductible costs for income tax purposes.

          Net income decreased from a net profit of $132,000 in 1997 to a net loss of $224,000 in 1998 for the reasons noted above.

Comparison of the Three Months Ended June 30, 1998 and 1997  (Continued)

          Revenues increased $1,521,000 (45.0%) in the food products segment to $4,901,000 in 1998 from the 1997 period. The increase is largely attributable to the commencement of the sale of meat products to a new customer in 1998. Non-food product sales increased $261,000 (1.12%) to $494,000 in the current period from $233,000 in 1997. The increase is attributable to an increase in auto accessories sales of $10,000 and an increase in sales of apparel of $251,000 over the previous period. The cost of sales for the quarter ended June 30, 1998 increased $1,850,000 (57.5%) to $5,066,000 (93.9% of sales) from
$3,216,000 (89.0% of sales) for the corresponding period in 1997. This increase is attributable to the increase in sales volume. The increase in cost of sales as a ratio of revenues is attributable to decreased sales margins in the food segment. As a percentage of sales, gross profit for the food product segment decreased from 7.4% in 1997 to 4.0% due to increased selling prices whereas the 2.7% increase in gross profits to 25.2% in 1998 for the auto accessories and clothing sales is due to a different product mix with higher margins of items sold during the current period.

          Selling expenses increased $76,000 (53.5%) in the current quarter to $214,000 (4.0% of sales) from $139,000 (3.9% of sales). Such increase is attributable to increased variable selling costs resulting from the $1,782,000 increase in sales (49.3%) for the quarter and an increase in personnel costs. General and administrative expenses remained constant at $161,000 in both quarters.

          Depreciation and amortization increased $8,000 (20.7%) to $42,000 (0.8% of sales) from $34,000 in 1997. The increase is attributable to an increase in amortization of deferred consulting fees and deferred financing costs.

          Interest income decreased $4,000 (37.8%) in the current period to $8,000. Interest expense increased $37,000 to $46,000 (0.8% of sales) in the current period from $9,000 (0.3% of sales) in the quarter ended June 30, 1997. The increase arises from interest on the convertible note in the current period.

          The decrease in tax provision from $25,000 in 1997 to a benefit of $62,000 in 1998 is attributable to reduction in income in the current period as a result of increased operating costs and the charge to operations of nondeductible costs for income tax purposes.

          Net income decreased from a net profit of $41,000 in 1997 to a net loss of $63,000 in 1998 for the reasons noted above.

FINANCIAL CONDITION

June 30, 1998 compared to September 30, 1997

          The Company's free cash position at June 30, 1998 decreased $152,000 to $366,000 from $518,000 at September 30, 1997. The decrease is attributable to the increase in restricted cash (held by a bank as collateral for acceptance payable and bank lines of credit) of $60,000 and an increase in accounts receivable and inventories. Unrestricted cash was increased during the period from the net proceeds of the sale of a $500,000 convertible note.

          The Company expended $45,000 to acquire property assets in fiscal 1998 and expensed $50,000 in professional fees in 1997 in connection with the successful sale of the $500,000 (10%) Convertible Note in November 1997. The Company issued 25,000 shares of its Common Stock, in the aggregate, in payment for indebtedness for services rendered and consulting services to be rendered.

          The Company had an operating cash flow deficit of approximately $1,719,000 for the nine months ended June 30, 1998 [an increase of $650,000 (60.8%) over the comparable nine months of 1997) and approximately $771,000 for the year ended September 30, 1997 (and increase of 98.6%)]. The Company's operating cash flows deficit for the three months ended June 30, 1998 was $205,000 which represents a 49.9% decrease to the prior periods amount of $409,000. These cash flow deficits resulted from an increase in the Company's inventory position and a dramatic increase in accounts receivable. The Company is in the process of expanding its business, and management believes that in order to do so, it must operate with sufficient inventory and must offer its customers favorable credit terms. The Company's growth is being financed by receivable lines of credit from banks and extension of payment terms to customers. The Company expects this downward, negative trend in cash flows to continue as long as it is in the process of expanding its business.

          The increase in accounts receivable is largely attributable to the Company extending longer credit terms and higher credit amounts to its old and new customers. The extension of credit terms and higher credit amounts to its old and new customers are the result of market conditions and response to competitors' terms. The increase results from the Company's desire to expand its business which required offering more favorable credit terms to its new and old customers. The increase in the inventory level of $217,000 derives from an increase in apparel products of $107,000, an increase in the food segment of $90,000, and an increase in the auto accessory inventory of $20,000. The June 30, 1998 inventory has $2,000,000 of paint inventory of which the Company has confirmed sales orders to ship approximately 50% by August 1998 and verbal indications from customers for the remainder to be shipped between August and December 1998. The August 1998 orders were not shipped due to the current economic problem in Russia. These potential customers have indicated their continued desire to purchase these products. Management's decision to fill these orders or to pursue other customers (even at a loss) will depend upon future economic conditions in Russia and other CIS nations.

          The present economic problems in Russia have not only caused the Company to delay or cancel certain, if not all, shipments to Russia, but has also adversely affected cash receipts of its receivables. Although, management believes these economic problems will be stabilized in the near term and will most likely not result in any material adverse effect to the Company, these problems may increase or remain unstable which could and would have adverse material consequences on the Company's business, financial condition and results of operations. The Company's financial statements as at and for the nine months ended June 30, 1998 do not reflect any adjustments of impairment of any assets which might occur due to these financial problems.

          The liabilities to the Company's banks increased $1,282,000 to $1,313,000 at June 30, 1998 from $31,000 at September 30, 1997. The increased use of the Company's four bank lines of credit was used to pay for the purchases of the Company's food segment products which enabled the Company to reduce its accounts and acceptances payable obligations to $1,221,000 at June 30, 1998 from $1,440,000 at September 30, 1997. The availability of and the use of the increased lines of credit allowed the Company to extend better credit terms to its customers.

          Accrued expenses, income taxes payable and other current liabilities in the aggregate remained stable.

          In January 1998 and May 1998, $220,000 and $150,000 respectively of the $500,000 convertible note plus accrued interest was converted into 201,673 and 98,964 shares of the Company's common stock, respectively. The Company received the net proceeds of the note in November 1997. The $130,000 balance of the note plus accrued interest thereon at 10% is due and payable on November 1, 1998. The noteholder may, at its option, convert any portion of or all of the remaining liability into shares of common stock at any time up to its due date.

          Stockholders' equity increased $384,000 to $4,533,000 at June 30,
1998 from $4,149,000 at September 30, 1997 even though the Company sustained a $224,000 net loss for the period. The $224,000 net loss included a $269,000 finance charge for the discount between the stated value of the Company's convertible note and the fair value of common shares the note could be converted into on the date of the note's issuance. The $269,000 charge to operations has a similar $269,000 increase to additional paid-in capital and stockholders' equity. Additional paid-in capital was also increased $338,000 for the conversion of $370,000 in debt, net of deferred finance costs.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's working capital at June 30, 1998 and September 30, 1997 was $4,171,000 and $3,714,000, respectively. Since its inception, the Company's primary sources of working capital have been (i) debt financing, including the proceeds from its bank lines of credit, the Convertible Note, the working capital term loan, related party loans and advances and (ii) the issuance of its securities for cash and as payment for services rendered and for inventory. Currently, the Company's primary cash requirements include (i) the funding of its inventory purchases for and receivables from sales of products and (ii) ongoing selling, administrative and other operating expenses. Management believes that its cash and liquidity position will be adversely affected by the Russian economic problem at least through December 1998, and after that its liquidity will increase due to the sale of its paint inventory to the customers with whom shipments have been suspended or to others. Management does not believe that the Russian problem will impede the Company's ability to meet its obligations as they become due during the next twelve months. However, there can be no assurance that the Company will be able to maintain its present credit facilities or that sufficient other funding facilities will be available to it should additional financing be required.

Inflation and Currency Fluctuations

          The Company believes that inflation and the effect of fluctuations of the dollar against foreign currencies have not had a material effect on the sale of the Company's products or the Company's results of operations. Inflation and currency fluctuations in CIS countries may have a serious effect on the Company's business, results of operations and financial condition.

Forward-Looking and Cautionary Statements

          Certain statements included in this report, including the words "believes," "anticipates," "expects" and similar expressions, are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this report, as well as the Company's periodic reports on other filings with the Securities and Exchange Commission.

                                     PART II

                                OTHER INFORMATION





Item 1. Not applicable.

Item 2. The Company's Registration Statement on Form SB-2 (File No. 333-45225), with respect to 800,000 shares of common stock, par value $0.001 per share (the "Common Stock") (256,134 shares underlying an outstanding convertible note (the "Note")); 800,000 common stock purchase warrants (256,134 underlying the Note) and 800,000 shares of Common Stock underlying the common stock purchase warrants, became effective on August 3, 1998. Because the registration of the securities was solely for the benefit of a selling securityholder, the Company will receive no proceeds from the sale of the securities registered. If the selling securityholder converts the balance remaining on the Note, the Company will benefit from the reduction in such balance. The costs associated with the registration, which will be borne by the Company are estimated at approximately $90,000. None of such costs will be paid to any officer, director, 10% shareholder or affiliate of the Company.

Items 3 and 4. Not applicable.

Item 5. Other matters.

Year 2000 Matters


        The Company is currently assessing the impact of the Year 2000 on its information systems, including the Year 2000 readiness of those with whom it conducts business, and is developing and implementing a Year 2000 compliance strategy. The Company expects increased spending to bring its systems into Year 2000 compliance, but Year 2000 related expenses are not expected to be material to the Company's results of operations and financial condition and will be expensed as incurred. However, if modifications and conversions by the Company and those with whom it conducts business are not completed in a timely manner, the Year 2000 issue may have a material adverse effect on the Company's business, results of operations and financial condition.

Item 6. Not applicable.

                                   SIGNATURES




          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            GLOBUS INTERNATIONAL RESOURCES CORP.




                                        By          /s/ Serge Pisman
                                          ______________________________________
                                                        Serge Pisman
                                          President and Chief Accounting Officer



Date: September 16, 1998