Form 10KSB
period 1998-09-30
GLOBUS INTERNATIONAL RESOURCES CORP
filed 1999-06-30
CIK 1033114

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998

                         Commission file number 0-24709

                      GLOBUS INTERNATIONAL RESOURCES CORP.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Nevada                                         #88-0203697
-------------------------------                        ----------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

   Two World Trade Center, Suite 2400, New York, N.Y.          10048
   --------------------------------------------------        ----------
       (Address of principal executive offices)              (Zip Code)

                                 (212) 839-8000
                                 --------------
                (Issuer's telephone number, including Area Code)

Securities registered under Section 12 (b) of the Exchange Act:

                                                       None

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value per share
                    ----------------------------------------
                                (Title of class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

     Yes |_|      No   |X|

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definative proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its fiscal year ended September 30, 1998 were $19,658,000.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $925,140 as of May 31, 1999.

     The number of shares outstanding of the issuer's common stock as of May 31, 1999 was 7,771,616 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents or the indicated portions thereof are incorporated herein by reference into the indicated portions of this Annual Report on Form 10-KSB:______________________________________________________________.

     Transitional Small Business Disclosure Format (check one):

     Yes |X|      No   |_|

                                     PART I

ITEM 1. Description of Business.

     The Company was incorporated on October 24, 1984 under the name Ross Custom Electronics ("Ross") and was originally engaged in the electronics business. On May 6, 1995, Globus Food Systems International Corp., a privately held Delaware corporation engaged in the business of exporting food supplies, was merged into Ross. Ross subsequently changed its corporate name to Globus Food Systems International Corp. On October 18, 1996, Globus Food Systems International Corp. changed its corporate name to Globus International Resources Corp. ("Globus" or, the "Company") to reflect a broadening of its exporting business to include non-food related products and services. In September 1996, the Company formed a New York corporation, Globus Food Systems International Corp. ("Globus Foods"), a wholly owned subsidiary, which conducts its food exporting business.

     On December 11, 1996 the Company acquired, from Messrs. Serge Pisman, Yury Greene and Herman Roth, the Company's principal shareholders, and others, all of the issued and outstanding capital stock of Shuttle International, Inc. ("Shuttle"), in exchange for 2,500,000 shares of the Company's common stock. Shuttle is engaged in the business of exporting non-food products, principally auto parts and western clothing and accessories.

     The Company's principal place of business is located at Two World Trade Center, Suite 2400, New York, NY 10048. The Company is engaged, through Globus Foods, in the marketing and exporting of foods from the United States, and certain European countries, primarily to Russia and former USSR republics (also referred to as the Commonwealth of Independent States ("CIS"), for resale to supermarkets and restaurants. The Company has also arranged for the export of acrylic auto paint to Russia.

     The Company is a full service distributor exporting a variety of food products from selected quality manufacturers in the United States and Europe to the Russian and Eastern European marketplace through Globus Foods. Certain of these manufacturers sell their products in these territories exclusively through Globus Foods. The Company sells dairy and meat products, seafood, instant soups, deli products and some other grocery items. Russian warehouse facilities for food products are generally inadequate and the Company plans to improve existing facilities and develop new warehouses in Russia in order to provide consumers with broad access to American and European food products.

     Meats, sausages and deli products comprise approximately eighty-six percent (86%) of all of the Company's food items. Dairy products and seafood constitute approximately six percent (6%) and five percent (5%) respectively. The remaining three percent (3%) include instant soups and various other grocery items. The shipment of these food products generally increase in October, November and February due to the observance of traditional national and religious holidays, although there can be no assurance.

     In October 1996, the Company commenced export to Russia of acrylic auto paint. In connection therewith, the Company entered into an agreement in May 1996 with Fruit Impex S.A., a Panamanian corporation, to acquire acrylic auto paint valued at $2,819,400 in exchange for 56,389 shares of the Company's common stock (adjusted for the Company's reverse stock split). The shares are subject to a three year escrow and voting rights agreement wherein the Company is entitled to all voting rights. The Company, at its option, during the three year escrow term may repurchase all or a portion of the shares for $75.00 per share.

     On September 12, 1997, the Company entered into a letter of understanding with Globe Meat Technology Ltd. ("GMT Denmark"), a Danish corporation, and Globe Meat Technology Poland S.A. ("GMT Poland"), a Polish corporation. The letter of understanding contemplates the entry by the parties into a commercial trade agreement whereby the Company would export pork products to Russia and other CIS countries. Pursuant to such an agreement, the Company, with the assistance of GMT Poland, would open a $2,000,000 revolving line of credit in its own name at a Polish bank. The Company would purchase pigs from Polish farmers for delivery to GMT Poland. GMT Poland would then slaughter the pigs and process the meat according to the Company's specifications, based upon the market for such meat products in Russia and other CIS countries. At the end of one year, the Company will have an option either to receive 30% of the net profits of GMT Poland or to purchase a 30% equity interest in GMT Poland at a purchase price of $2,000,000.

     GMT Denmark is a Danish company which develops meat processing plants (based on Danish technology and know-how), globally, to promote Danish technology and meat products for export. Although Russia and other CIS states ceased the regulation of prices in 1992, Russia reinstated certain price regulations in 1995. From time to time, the federal government of Russia, as well as certain regional authorities, place direct price limitations on certain products and subsidize products in order to maintain certain price levels. In some cases, these governments place restrictions on profits which can be derived from sales of food products. Although there can be no assurance, Russia and the other CIS states frequently experience shortages of grain and other food products. Such shortages may result in higher prices and in greater reliance on foreign food producers and distributors, such as the Company.

SHUTTLE INTERNATIONAL, LTD.

     On December 11, 1996, the Company acquired all of the issued and outstanding shares of capital stock of Shuttle International, Ltd. ("Shuttle"). Shuttle is engaged in the distribution and exportation of non-food products such as auto parts and clothing, primarily to Russia and the CIS states. Distribution and exportation of non-food products are generally made in the same geographic areas involved with the Company's food business.

     Shuttle supplies auto parts and accessories to large wholesalers, auto-service repair shops and automotive parts stores. These repair shops and stores service exclusively automotive needs for automobiles not made in Russia or the CIS. Shuttle ships to its large wholesaler customers container loads, on a weekly basis, by air as well as sea. Shuttle has established relationships with large U.S. wholesalers and manufacturers, as well as local dealers.

     Shuttle is an exclusive supplier of American western clothing to the "Texas" chain of Western wear clothing and apparel stores in Moscow, Russia. The Company supplies jeans, shirts, outerwear, hats, belts, boots, etc. from American manufacturers to Russian retailers and wholesalers.

     Shuttle also has an International Seminars Department which provides directors and management of large and medium sized Russian companies, with western banking, financial systems and accounting seminars at the World Trade Center Institute in New York City.

     Shuttle, in cooperation with the Canadian modular housing manufacturer "Modulex", has built modern cottages in an exclusive Moscow suburb. All houses were pre-built in Canada and shipped in sea containers.

     The activities of the Seminar Department and modular housing venture have been discontinued.

     The Company's food and non-food distribution and exporting businesses contribute approximately eighty-five percent (85%) and fifteen percent (15%) of gross revenues, respectively, during fiscal 1998.

ITEM 2. Description of Property.

     The Company, pursuant to a five-year agreement with the Port Authority of New York and New Jersey, leases approximately 2,840 square feet of space for an administrative, clerical and executive office for the Company's export business at 2 World Trade Center, Suite #2400, New York, NY 10047. The term of the lease commenced on February 15, 1996. Annual rent payments are $62,484 in years one and two, $68,160 in year three, $76,680 in year four, and $82,368 in year five. Under the terms of the Agreement, the Port Authority has the right to terminate this Agreement without cause, subject to certain conditions, at any time on one hundred eighty (180) days' notice to the Company. The Company also has a lease with 1616 Mermaid Associates for a five year term which commenced on January 1, 1995 for approximately 1,000 square feet at 1616 Mermaid Avenue, Brooklyn, New York 11224. The annual rent is $12,000. The Company has an option to renew this lease for an additional five year term with annual rent increased by 9%.

     Shuttle, pursuant to a five year lease agreement with 1616 Mermaid Associates, leases approximately 1,000 square feet of space for its export business at 1616 Mermaid Avenue, Brooklyn, New York 11224. The term of the lease commenced on March 1, 1994. The annual rent is $18,000.

     1616 Mermaid Associates is owned by Messrs. Serge Pisman, Herman Roth and Yury Greene, the Company's President, Secretary and Treasurer, respectively.

ITEM 3. Legal Proceedings.

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

     The Company's Common Stock trades under the symbol "GIRC" on the OTC Bulletin Board. The market for the Company's Common Stock is limited, sporadic and highly volatile. The following table sets forth the high and low bid prices per share of the Company's Common Stock since September 1995, as reported by the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                                High           Low
                                                ----           ---

Fiscal 1998

     First Quarter                             1.625          1.00

     Second Quarter                            1.625          0.625

     Third Quarter                             0.75           0.3125

     Fourth Quarter                            0.39           0.11

     The number of shareholders of record as of December 31, 1998 was 76.

     It is the present policy of the Company not to pay cash dividends. Any payment of cash dividends in the future will depend upon the amount of funds legally available for that purpose, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this Annual Report.

General

     The Company was incorporated in October 1984 as Ross Custom Electronics ("Ross"). Ross was engaged in the electronics business. During fiscal 1993, 1994 and through June 1995, Ross had virtually no operations. On March 15, 1995, Ross merged with Globus Food Systems International Corp. which was accounted for as a pooling of interests. On October 18, 1996, the Company changed its name to Globus International Resources Corp. ("Globus"). Globus, in August 1995, commenced operations by acquiring food and paint products from domestic and European suppliers and selling those products to wholesalers in Russia and other former U.S.S.R. countries (also referred to as the Commonwealth of Independent States ("CIS")).

     On December 11, 1996, the Company acquired all of the issued and outstanding capital stock of Shuttle International, Ltd. ("Shuttle") of which 90% was accounted for in a transaction similar to a pooling of interests and the remaining 10% minority interest was accounted as a purchase acquisition with a recognition of goodwill of $137,000. Shuttle is engaged in the distribution and exportation of non-food products such as auto parts and clothing primarily to Russia and the CIS states or, generally, the same geographic areas involved with the Company's food business. Shuttle previously maintained an International Seminars Department which provided directors and management of large and medium sized Russian companies with western banking, financial systems and accounting seminars at the World Trade Center Institute in New York City. Previously Shuttle, in cooperation with a Canadian modular housing manufacturer, had built modern cottages in an exclusive Moscow suburb. All houses were prebuilt in Canada and shipped in sea containers. Both the seminar and housing venture operations have been discontinued.

     The revenues and expenses of the Company from October 1, 1993 to June 30, 1995 were generated solely by Shuttle. Globus commenced acquiring inventory in May 1996 and sales commenced in August 1996.

RESULTS OF OPERATIONS

Comparison of the Year Ended September 30, 1998 to 1997

     Revenues increased $4,269,000 (27.7%) in the year ended September 30, 1998 to $19,658,000 from $15,389,000 for the year ended September 30, 1997. The increase is attributable to an increase in the food products segment of $5,089,000 (39%) coupled with a decrease sale of auto paint products to Russian customers, down $1,809,000. Sales of clothing and other auto parts increased $256,000. The cost of sales in 1998 of $19,196,000 was $5,184,000 (37%) higher than the 1997 cost of sales of $14,013,000. A significant reason for the low gross margin was the writedown of $500,000 of paint inventories at September 30, 1998. The actual margins or sales of food products, auto parts and clothing were similar to the prior year, however the cost of sales also reflects the above mentioned writedown.

     Selling expenses increased $170,000 (40%) during 1998 to $600,000 or 3.1% of sales as compared to $429,000 or 8% of sales in 1997. The increase is due to the variable expenses resulting from the increased sales volume.

     General and administrative costs increased $155,000 (30%) to 3.9% of net sales in 1998 from

$594,000 (4.0% of net sales) in 1997. This increase arises from additional personnel costs in fiscal 1998. Depreciation and amortization increased $60,000 (55%) to $170,000 (.8% of sales) from $110,000 (.7% of sales) in 1997, which is the result of additional amortization of goodwill and deferred consulting contracts in 1998 as well as the addition of $47,000 of fixed assets.

     Interest income remained relatively constant in both periods, whereas interest expense increased $348,000 to $345,000 in 1998, due to the large increase in lines of credit used to purchase from vendors.

     The 1998 net loss of $1,748,000 is a decrease from the net income of $129,000 in 1997 is the result of the foregoing above, mainly caused by the collapse of the Russian economy in the latter part of 1998. The decrease in the tax provision is directly related to the net loss.

Comparison of the Year Ended September 30, 1997 and 1996

     Revenues increased $5,401,000 (54.1%) in the year ended September 30, 1997 to $15,389,000 from $9,988,000 for the year ended September 30, 1996. The increase is attributable to (i) an increase in the food products segment of $3,368,000 (34.7%) to $13,077,000 in 1996, (ii) the sales of clothing and auto paint products to Russian customers, which commenced in October, 1996, of $791,000 and $1,009,000, respectively, and (iii) an increase in other automotive parts sales of $234,000 (83.9%) in 1996 to $513,000 in the current period. The cost of sales in 1997 of $14,013,000 was $4,620,000 (49.2%) higher than the 1996 cost of sales of $9,393,000 which resulted in an improved gross margin of 8.9% in 1997 as compared to 6.0% in 1996. The improved margins resulted from the apparel sales and improved margins of food products. These improved margins were offset by reduced margins in the Company's sales of auto accessories items.

     Selling expenses increased $200,000 (87.3%) during 1997 to $429,000 or 2.8% of sales as compared to $229,000 or 2.3% of sales in 1996. This increase which is evenly split between the food products segment and the other segment, is attributable to an increase in fixed costs in 1997 of personnel and occupancy expenses resulting from the operating of the Company's World Trade Center office, plus an increase in variable selling expenses resulting from the increased sales volume.

     General and administrative costs increased $152,000 (36.1%) to 4.0% of net sales in 1997 from $449,000 (4.5% of net sales). This increase arises from additional personnel costs of which $137,000 is to the Company's officers. Depreciation and amortization increased $96,000 (685.7%) to $110,000 (0.7% of sales) from $14,000 (0.1% of sales) in 1996. This increase resulted from amortization of goodwill and deferred consulting contracts in 1997.

     Interest income remained relatively constant in both periods, whereas interest expense decreased $5,000 (15.6%) to $27,000 in 1997 primarily due to the reduction in long-term debt.

     The increase in the provision for taxes in the current period of $111,000 (or 0.8% of sales) to $118,000 from a provision of $7,000 in 1996 is the result of increased income.

     Net income increased $230,000 from a net loss of $101,000 in 1996 to $129,000 in 1997 as a result of foregoing.

Comparison of the Year Ended September 30, 1996 and 1995

     Net sales  increased  $7,668,000  (330.5%) to  $9,988,000 in fiscal 1996 as compared to $2,320,000 in net sales in fiscal 1995. This increase is a mix of an increase in food sales of $8,374,000 and a reduction in automotive accessories sales of $706,000 from fiscal 1995 levels. This variant in product sales mix is the reason the cost of sales increased 4.8% to 84.0% of sales ($9,393,000) in fiscal 1996 from 89.2% of net sales ($2,069,000) in fiscal 1995. Historically, export sales of food products are more competitive and realize a lower gross margin than the sale of automotive accessories.

     Selling expenses increased $145,000 (170.6%) to $230,000 in fiscal 1996 from $85,000 in fiscal 1995. As a percent of sales they decreased from3.7% in 1995 to 2.3% in 1996. The $145,000 increase is attributable to the payroll costs of increased personnel and the opening in February 1996 of the Company's new sales, administrative and executive offices in New York City.

     General and administrative costs increased $195,000 (66.3%) to $449,000 (6.3% of sales) in fiscal; 1996 from $294,000 (12.7% of sales) in fiscal 1995. The higher costs attained in 1996 are largely attributable to the incurrence of $128,000 in professional and consulting fees in the last quarter of fiscal 1996 as well as increased administrative costs associated with the Company's new headquarters and increased sales volume.

     In fiscal 1996, the Company had interest income of $12,000 (net of interest expenses of $32,000) as compared to net interest expense of $21,000 (net of $4,000 in interest income) in 1995. The increase in interest income is the result of investing cash generated from operations in interest bearing cash equivalents.

     The provision for income taxes of $7,000 in 1996 resulted primarily from the non-deductibility of $236,000 of the above mentioned consulting fees while the $48,000 tax benefit reflected in fiscal 1995 arises from the loss incurred in that period.

     The net loss for both fiscal 1996 and 1995 was $101,000.

                               FINANCIAL CONDITION

September 30, 1998 Compared to September 30, 1997

     Cash and cash equivalents at September 30, 1998 of $132,000 is $386,000 less than the cash and cash equivalents of $518,000 in September 30, 1997. This decrease in cash is primarily the result of a weak Russian economy in the latter part of fiscal 1998, which in turn affected both the sales and the timeliness of accounts receivable collections.

     Accounts receivable increased $768,000 (28%) to $3,489,000 at September 30, 1998 while sales for 1998 increased $4,269,00 (27.7%). The increase in accounts receivable is not only attributable to the increased sales volume but also to the extension of credit terms for sales and a reduction in the requirement of cash prepayals prior to shipment. The Company's inventory level at September 30, 1998 was $421,000 less than the $2,004,000 level at September 30, 1997 primarily because of a $604,000 reduction in the automotive paint inventory.

     The Company expended $47,000 to acquire property assets in fiscal 1998, primarily two trucks and some computers.

     Accounts and acceptances payable decreased $993,000 to $446,000 at September 30, 1998 from $1,439,000 at September 30, 1997, due to the lack of sales and related purchase volume in the latter part of fiscal 1998 and the use of bank lines of credit to pay vendors quicker than in the past.

     Accrued expenses and other current liabilities increased $292,000 to $541,000 at September 30, 1998 primarily due to offices salaries unable to be paid in fiscal 1998 to $89,000, professional fees payable of $77,000 a TDA grant for a study to be done on warehouse feasibility in Poland, and interest due on the increased outstanding lines of credit.

     The income tax liability is only $4,000 which represents minimum taxes to various states and New York City. This is due to the loss incurred in fiscal 1998.

     Notes payable to banks and related parties of $2,168,000 at September 30, 1998 was $1,950,000 more than the September 30, 1997 amount of $218,000. This is the result of the poor financial results in fiscal 1998 and the related slow collection from customers. The Company utilized lines of credit to pay vendors for purchases, in turn raising amounts owed on debt.

     Stockholders equity decreased $1,141,000 to $3,008,000 at September 30, 1998 from $4,149,000 at September 30, 1997. The decrease arises from the large loss incurred in fiscal 1998, offset slightly by the conversion of a $500,000 convertible note into shares during the year.

September 30, 1997 Compared to September 30, 1996

     Cash and cash equivalents at September 30, 1997 of $518,000 is $178,000 more than the cash and cash equivalents of $340,000 in September 30, 1996. This increase in cash is primarily the result of cash generated from the reduction in restricted cash of $268,000. Restricted cash is held by a bank as collateral for outstanding acceptances payable.

     Accounts receivable increased $2,401,000 (750.3%) to $2,721,000 at September 30, 1997 while sales for 1997 increased $5,401,000 (54.1%). The increase in accounts receivable is not only attributable to the increased sales volume but also to the extension of credit terms for sales and a reduction in the requirement of cash prepayals prior to shipment. The Company's inventory level at September 30, 1997 was $885,000 less than the $2,889,000 level at September 30, 1996 primarily because of a $818,000 reduction in the automotive paint inventory, of which $500,000 is a reserve for loss on disposition.

     The Company expended $3,000 to acquire property assets in fiscal 1997 and expensed $50,000 in professional fees in 1997 in connection with the successful sale of the $500,000 (10%) Convertible Note in November 1997. The Company issued 25,000 shares on its Common Stock, in the aggregate, in payment for indebtedness for services rendered and consulting services to be rendered.

     Accounts and acceptances payable increased $272,000 to $1,440,000 at September 30, 1997 from $1,168,000 at September 30, 1996.

     Accrued expenses and other current liabilities increased $118,000 to $249,000 at September 30, 1997 primarily as a result of an increase in professional fees payable of $75,000 and an increase in salaries and interest payable to related parties of $32,000.

     The income tax liability of $91,000 (net of $52,000 deferred tax asset) at September 30, 1997 is $110,000 higher than the $22,000 deferred tax assets (net of $14,000 current liability). The increased obligation is a result of the provision for taxes based upon the income for the year ended September 30, 1997.

     Notes payable to banks and related parties of $218,000 at September 30, 1997 was $211,000 less than the September 30, 1996 amount of $429,000. This is the result of the repayment of long-term debt and related party debt of $242,000 and the use of two bank lines of credit of $31,000 at September 30, 1997. The Company satisfied obligations for services rendered aggregating $144,000 at September 30, 1996 by the issuance of 325,000 shares of its Common Stock.

     Stockholders' equity increased $1,230,000 to $4,149,000 at September 30, 1997 from $2,919,000 at September 30, 1996. The increase arises from the issuance of the Company's common stock for services, cash and Shuttle's minority interest aggregating $1,101,000 during the period and the net income of $129,000 earned during the period.

September 30, 1996 Compared to September 30, 1995

     Unrestricted cash and cash equivalents increased $76,000 from $264,000 at September 30, 1995 to $340,000 at September 30, 1996 and restricted cash increased $206,000 to $1,136,000 at September 30, 1998. The increase in cash and cash equivalents primarily is the results of the net proceeds from loans to the Company from its stockholders and other related parties of $210,000 and the non-cash charge of $128,000 to operations in the fourth quarter of fiscal 1996 from the issuance of shares of the Company's common stock in December 1996 at their fair market value for services rendered by counsel and consultants. These professionals valued their services at $44,000.

     Accounts receivable decreased $162,000 to $320,000 at September 30, 1995 from $482,000 at September 30, 1995 because of the Company's expanded use of obtaining advance payments from customers for sales prior to shipment of the products.

     Inventories increased $2,869,000 from $20,000 at September 30, 1995 to $2,889,000 at September 30, 1996. This increase resulted from the acquisition of $2,819,000 of automotive paint products for 56,389 shares of the Company's common stock in May 1996. The Company commenced selling these products in fiscal 1997. In fiscal 1996, the Company used $52,000 of cash to acquire property assets and for deposits on its leaseholds.

     Accounts and acceptances payable, accrued expenses and other current liabilities aggregated $1,299,000 at September 30, 1996 which is $57,000 less than these liabilities aggregated at September 30, 1995. The reduction is largely due to the payment of accrued salaries and rent to the Company's officers and entities affiliated with the officers.

     The deferred income tax asset (net of currently payable income taxes) decreased from $39,000 at September 30, 1995 to $22,000 at September 30, 1996 as a result of the reversal of timing differences between the deductibility of expenses for income tax and financial reporting purposes.

     Notes payable aggregated $386,000 at September 30, 1995 of which $11,000 was to related parties which was paid in fiscal 1996 and $375,000 is an installment note payable to a bank. The installments due and paid in fiscal 1996 were $167,000 resulting in the liability to the bank of $208,000 at September 30, 1996. During fiscal 1996, the Company's officers and/or entities affiliated with the officers loaned the Company $220,000 for working capital requirements. Such notes were outstanding at September 30, 1996.

     At September 30, 1996, the Company had recognized a liability of $128,000 for services rendered by professionals and consultants during fiscal 1996. These obligations were satisfied by the issuance of shares of the Company's common stock in December 1996.

     Stockholders' equity increased $2,864,000 to $2,918,000 at September 30, 1996. The increase arises from the issuance of shares of the Company's common stock for cash of $147,000 and inventory of $2,819,000 less the net loss incurred in fiscal 1996 of $101,000.

Liquidity and Capital Resources

     The Company's working capital at September 30, 1998 and 1997 was $2,682,000 and $3,714,000, respectively. The Company's primary sources of working capital have been (i) the proceeds from its bank lines of credit, the Convertible Note, the working capital term loan, related party loans and advances, and (ii) the issuance of its securities for cash, as payments for services rendered and as payment for inventory. The Company in 1997 issued 870,000 shares of its common stock to 29 investors for an aggregate of $522,000 (before costs associated with the offering). Prior to the acquisition of Shuttle in December 1996, the then stockholders of Shuttle sold 10% of its capital shares for $100,000 in cash. The Company acquired this 10% minority interest in Shuttle for 250,000 shares of its common stock as part of the same transaction in which it acquired 90% from three of its officer/directors for 2,250,000 shares of common stock.

     Currently the Company's primary cash requirements include (i) the funding of its inventory purchases for and receivables from sales of products and (ii) ongoing selling, administrative and other operating expenses. Management believes that the Company's cash liquidity position will also be enhanced by the sale of and reduction in the paint inventory and that its present two unsecured bank lines aggregating $100,000 and its three secured letters of credit and acceptances payable lines of credit aggregating $3,525,000, and the net proceeds from the issuance of the remainder of its 10% Convertible Note, should be in aggregate, sufficient to fund the Company's operation for the next twelve months. The remaining balance on the Convertible Note at September 30, 1998 is $130,000. The above assumes the Company's operations are consistent with management's expectations. The Company may need additional financing thereafter. There can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing elected by the Company will depend upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. Moreover any statement regarding the Company's ability to fund its operations from expected cash flows is speculative in nature and inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.

ITEM 7. Financial Statements.

     The financial statements of the Company are included in this report commencing on page F-1.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The following table sets forth the name, age and position of each person who was serving as an executive office or director of the Company at May 31, 1999:

Name                         Age    Office
----                         ---    ------

Serge Pisman                 34     President, Director
Herman Roth                  50     Secretary, Director
Yury Greene                  59     Treasurer, Director

Section 16 (a) Beneficial Ownership Reporting Compliance.

     Section 16 (a) of the Securities and Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes of ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all such reports they file.

     Based solely on its review of the copies of such reports received by the Company, and written representations that no Form 5 were required, the Company believes that, during the fiscal year ended September 30, 1998 and prior fiscal years, all filing requirements applicable to its officers and directors, and all of the persons known to the Company to own more than ten percent of its Common Stock, were complied with by such persons, except that Messrs. Pisman, Roth and Greene filed their initial statements of beneficial ownership late.

ITEM 10. Executive Compensation.

     The following table sets forth the annual compensation for the Company's Chief Executive Officer and President:

                                     Annual Compensation
                                     -------------------
       Name and Principal                                    Other Annual
            Position              Year       Salary*      Bonus    Compensation
            --------              ----       -------      -----    ------------

Serge Pisman, President.........  1998     $104,815
                                  1997       90,000
                                  1996       47,000      2,000

* $34,000 was accrued during 1995 but paid in 1996; $19,118 was accrued during 1996 but paid in 1997; and $14,528 was accrued during 1997 and paid in 1998.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

     The table below sets forth information as to each person owing of record or who was known by the Company to own beneficially more than 5% of the 7,771,616 shares of issued and outstanding Common Stock of the Company as of June 10, 1999 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                   Name and Address of         Amount and Nature of   Percent of
Title of Class     Beneficial Owner            Beneficial Ownership     Class
--------------     ----------------            --------------------     -----

Common Stock    Serge Pisman                         1,116,667          14.33%
                2 World Trade Center
                New York, New York  10048

Common Stock    Herman Roth                          1,116,666          14.33%
                2 World Trade Center
                New York, New York  10048

Common Stock    Yury Greene                          1,116,666          14.33%
                2 World Trade Center
                New York, New York  10048

All directors and officers as a group (3 in number)  3,349,999          42.99%

ITEM 12.  Certain Relationships and Related Transactions.

          Herman Roth loaned $125,000 to the Company in April, 1996 in exchange for the Company's 7% promissory note in the principal amount of $125,000. This note payable on March 31, 1997 was extended to April 30, 2000.

          Ida and Victor Pisman, Serge Pisman's parents, loaned $20,000 to the Company in August 1996 in exchange for the Company's 15% promissory note in the principal amount of $20,000. This note was payable on August 22, 1997 and was extended to August 25, 1999.

          Serge Pisman, Herman Roth and Yury Greene own 1616 Mermaid Associates which leases office space to the Company and to Shuttle. See "Property."

          Serge Pisman, Herman Roth and Yury Greene have personally guaranteed payment of sums due under the Company's $1,500,00 line of credit with the Park Avenue Bank, N.A.

          Yury Greene has personally guaranteed payment of sums due under the Company's $75,000 line of credit with Chase Manhattan Bank, N.A.

ITEM 13. Exhibits and Reports on Form 8-K.

(a)  The following exhibits are filed as part of this report:

Exhibit             Exhibit Title
-------             -------------
  No.
  ---

(3)(i)          Articles of Incorporation*

(3)(ii)         By-laws*

(27)            Financial Data Schedule

                *previously filed

(b) No reports on Form 8-K were filed during the fourth quarter of fiscal 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBUS INTERNATIONAL RESOURCES CORP.

By:      /s/ Serge Pisman
         -------------------------------
Title:   President
         -------------------------------
Dated:   June 29, 1999
         -------------------------------


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ Serge Pisman
         -------------------------------
Title:   President
         -------------------------------
Dated:   June 29, 1999
         -------------------------------


By:      /s/ Herman Roth
         -------------------------------
Title:   Secretary
         -------------------------------
Dated:   June 29, 1999
         -------------------------------


By:      /s/ Yury Green
         -------------------------------
Title:   Treasurer
         -------------------------------
Dated:   June 29, 1999
         -------------------------------

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                               SEPTEMBER 30, 1998


                                    I N D E X





                                                                        Page No.
                                                                        --------


INDEPENDENT ACCOUNTANTS' REPORT ........................................     F-1



FINANCIAL STATEMENTS:


   Consolidated Balance Sheets as at September 30, 1998 and 1997 .......     F-2


   Consolidated Statements of Operations
      For the Years Ended September 30, 1998 and 1997 ..................     F-3


   Consolidated Statements of Changes in Stockholders' Equity
      For the Years Ended September 30, 1998 and 1997 ..................     F-4


   Consolidated Statements of Cash Flows
      For the Years Ended September 30, 1998 and 1997 ..................     F-5



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .......................... F-6 - F-23

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Globus International Resources Corp.


We have audited the accompanying consolidated balance sheets of Globus International Resources Corp. and its subsidiaries as at September 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globus Resources International Corp. and its subsidiaries as at September 30, 1998 and 1997, and the results of their operations and their cash flows for the years ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles.


                                        Wernick Sanders Leventhal & Co., LLP

New York, N. Y.
January 8, 1999

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,
                                                             --------------------------
                                                                1998           1997
                                                             -----------    -----------
                                   A S S E T S (Note 8)
Current assets:
   Cash and cash equivalents                                 $   132,234    $   517,867
   Cash - restricted                                             597,412        447,543
   Accounts receivable                                         3,489,982      2,721,130
   Inventories                                                 1,583,196      2,004,004
   Income tax refunds receivable                                  40,000           --
   Deferred income taxes                                            --           52,000
   Prepaid expenses                                                 --           20,000
                                                             -----------    -----------
            Total current assets                               5,842,824      5,762,544
                                                             -----------    -----------
Property assets - at cost,
   net of accumulated depreciation                                51,827         27,625
                                                             -----------    -----------
Other assets:
   Deferred financing costs                                        6,044         50,000
   Deferred consulting costs                                     124,376        215,625
   Goodwill net of accumulated amortization                      115,367        124,128
   Organization costs                                              2,927          4,991
   Security deposits                                              26,000         26,000
                                                             -----------    -----------
            Total other assets                                   274,714        420,744
                                                             -----------    -----------
                                                             $ 6,169,365    $ 6,210,913
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank lines of credit payable                              $ 1,893,955    $    31,342
   Notes payable - related parties                               145,000        145,000
   Convertible note payable                                      130,000           --
   Current portion of long-term obligation                          --           41,666
   Accounts and acceptances payable                              446,472      1,439,619
   Accrued expenses and other current
      liabilities - related parties                              251,074        111,277
   Accrued expenses and other current liabilities                290,193        137,228
   Income taxes payable                                            4,000        142,607
                                                             -----------    -----------
            Total current liabilities                          3,160,694      2,048,739
                                                             -----------    -----------
Deferred rent                                                       --           12,921
                                                             -----------    -----------
Commitments and contingencies                                       --             --

Stockholders' equity:
   Common stock, $.001 par value, authorized -
      50,000,000 shares, issued and outstanding -
      5,049,497 and 4,548,860, respectively                        5,050          4,549
   Additional paid-in capital                                  4,762,522      4,155,309
   Deficit                                                    (1,758,901)       (10,605)
                                                             -----------    -----------
            Total stockholders' equity                         3,008,671      4,149,253
                                                             -----------    -----------
                                                             $ 6,169,365    $ 6,210,913
                                                             ===========    ===========


          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For the Years Ended
                                                           September 30,
                                                   ----------------------------
                                                       1998            1998
                                                   ------------    ------------

Net sales                                          $ 19,658,009    $ 15,389,452

Cost of goods sold                                   19,196,140      14,012,761
                                                   ------------    ------------

Gross profit                                            461,869       1,376,691
                                                   ------------    ------------
Operating expenses:
   Selling                                              600,946         429,220
   General and administrative                           766,821         611,154
   Depreciation and amortization                        170,564         109,624
   Allowance for doubtful accounts                      410,000            --
                                                   ------------    ------------
Total operating expenses                              1,948,331       1,149,998
                                                   ------------    ------------
Income (loss) from operations                        (1,486,462)        226,693
                                                   ------------    ------------
Other income (expense):
   Interest income                                       36,177          44,554
   Interest expense                                    (375,631)        (27,038)
   Other income                                            --             5,487
                                                   ------------    ------------
Total income (expense)                                 (339,454)         23,003
                                                   ------------    ------------
Income (loss) before income taxes
   and minority interest                             (1,825,916)        249,696

Provision (benefit) for income taxes                    (77,620)        118,244
                                                   ------------    ------------
Income (loss) before minority interest               (1,748,296)        131,452

Minority interest                                          --             2,812
                                                   ------------    ------------
Net income (loss)                                  ($ 1,748,296)   $    128,640
                                                   ============    ============
Net income (loss) per common share                       ($0.36)          $0.03
                                                   ============    ============
Weighted average number of shares outstanding         4,809,508       3,729,065
                                                   ============    ============


          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                                 Common Shares          Additional
                                          --------------------------      Paid-In      Accumulated
                                             Shares         Amount        Capital        Deficit
                                          -----------    -----------    -----------    -----------
Balance at October 1, 1996                  2,603,860    $     2,604    $ 3,058,046    ($  142,057)

Proceed from sale of Shuttle's
   common stock prior to merger                  --             --          100,000           --

Acquisition of Shuttle's International,
   Ltd. - minority interest                   250,000            250        131,179          2,812

Issuance of common stock for
   consulting services                        500,000            500        299,500           --

Issuance of common stock in
   satisfaction of indebtedness
   for services rendered                      555,000            555        281,445           --

Cancellation of common stock
   surrendered by a former consultant        (230,000)          (230)      (137,770)          --

Issuance of common stock for
   cash, net of offering costs                870,000            870        422,909           --

Net income for the year ended
   September 30, 1997                            --             --             --          128,640
                                          -----------    -----------    -----------    -----------
Balance at September 30, 1997               4,548,860          4,549      4,155,309        (10,605)

Interest element attributed to
   convertible debt                              --             --          269,231           --

Debt converted to equity                      500,637            501        337,982           --

Net loss for the year ended
   September 30, 1998                            --             --             --       (1,748,296)
                                          -----------    -----------    -----------    -----------
Balance at September 30, 1998               5,049,497    $     5,050    $ 4,762,522    ($1,758,901)
                                          ===========    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Years Ended
                                                                                   September 30,
                                                                           --------------------------
                                                                              1998           1997 (*)
                                                                           -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                                       ($1,748,296)   $   128,640
                                                                           -----------    -----------
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                            170,564        109,624
      Deferred income taxes                                                     52,000        (18,400)
      Deferred rent                                                            (12,921)         2,745
      Provision for doubtful accounts                                          410,000           --
      Provision for loss on disposal of inventory                              500,000           --
      Common stock issued for services rendered                                   --           16,500
      Interest charge on debt discount                                         269,231           --
      Minority interest                                                           --            2,812
      Increase (decrease) in cash flows as
            a result of changes in asset and liability account balances:
         Accounts receivable                                                (1,178,852)    (2,401,584)
         Inventories                                                           (79,192)       885,211
         Prepaid expenses                                                       20,000        (14,360)
         Accounts and acceptances payable                                     (993,147)       271,452
         Accrued expenses and other current liabilities:
            Related parties                                                    151,534         32,092
            Other                                                              152,975         85,789
         Income taxes                                                         (178,607)       128,489
                                                                           -----------    -----------
   Total adjustments                                                          (716,415)      (899,630)
                                                                           -----------    -----------
Net cash used in operating activities                                       (2,464,711)      (770,990)
                                                                           -----------    -----------
Cash flows from investing activities:
   Acquisition of property assets                                              (47,000)        (2,738)
   Restricted cash                                                            (149,869)       688,736
                                                                           -----------    -----------
Net cash provided by (used in) investing activities                           (196,869)       685,998
                                                                           -----------    -----------
Cash flows from financing activities:
   Proceeds from lines of credit                                             1,862,613         31,342
   Proceeds from convertible note payable                                      500,000           --
   Payments of long-term note payable                                          (41,666)      (166,667)
   Payments of related party indebtedness                                         --          (75,439)
   Proceeds from issuance of common stock                                         --          523,779
   Deferred financing cost                                                     (45,000)       (50,000)
                                                                           -----------    -----------
Net cash provided by financing activities                                    2,275,947        263,015
                                                                           -----------    -----------
Net increase (decrease) in cash and cash equivalents                          (385,633)       178,023

Cash and cash equivalents at beginning of year                                 517,867        339,844
                                                                           -----------    -----------
Cash and cash equivalents at end of year                                   $   132,234    $   517,867
                                                                           ===========    ===========
Supplemental Schedules of Non-Cash Operating
      and Financing Activities:
   Common stock issued for acquisition of inventory,
      services rendered and payment of liability for
      services previously rendered                                         $      --      $   572,000
                                                                           ===========    ===========
   Common stock issued for acquisition
      of minority interest                                                 $      --      $   150,000
                                                                           ===========    ===========
   Common stock issued in conversion of debt                               $   381,787    $      --
                                                                           ===========    ===========
Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                           $   323,033    $    12,411
                                                                           ===========    ===========
   Taxes paid                                                              $    45,142    $     4,766
                                                                           ===========    ===========

(*)  Reclassified  for  comparability.

          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               AS AT AND FOR THE YEARS SEPTEMBER 30, 1998 AND 1997


NOTE 1 - ORGANIZATION:

          Globus International Resources Corp. (the "Company") was incorporated in the State of Nevada on October 24, 1984 as Ross Custom Electronics. On March 15, 1995, the Company merged with Globus Food Systems International Corp. ("Globus") and changed its name to Globus Food Systems International Corp. hereafter referred to as the Merger. On September 18, 1996, the Company formed a wholly-owned New York State subsidiary corporation, Globus Food Systems International Corp. On October 18, 1996, the Board of Directors approved the change of the Company's name to Globus International Resources Corp. and declared a reverse stock split of 1 share for each 50 shares issued and outstanding.

          On December 11, 1996, the Company acquired all of the issued and outstanding capital stock of Shuttle International, Ltd. ("Shuttle") in exchange for 2,500,000 shares of the Company's common stock. The Company's three officer/directors owned 90% of Shuttle prior to the acquisition by the Company. Both Globus and Shuttle were under the common control of these three officers since March 15, 1995. After the acquisition these three officer/directors owned 2,449,999 (55.6%) shares of the Company's issued and outstanding common stock whereas prior to the acquisition, they owned 200,000 shares of (56.5%) of the Company's then issued and outstanding common shares. The acquisition of Shuttle was accounted for (i) at historical cost in a manner similar to a pooling of interest for the acquired stock of the Company's three officer/directors and (ii) as a purchase recorded at market value for the acquired stock of the minority interest and the resulting goodwill for the difference between the market value of the minority interest and its equity on the date acquired.

          The accompanying financial statements reflect the Merger, the October 18, 1996 reverse stock split, and the December 11, 1996 acquisition of 90% of Shuttle as if they had occurred at the beginning of the periods presented.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     (a)  Business:

          Globus is a full service export distributor of food and paint products from manufacturers in the United States and Europe primarily to the Russian and CIS States marketplaces.

          Shuttle is engaged in the distribution and exportation of non-food products such as auto parts and clothing primarily to Russia and the CIS states or, generally, the same geographic areas involved with the Company's food business. Shuttle also has an International Seminars Department which provides directors, and management of large and medium size Russian companies with western banking, financial systems and accounting seminars at the World Trade Center Institute in New York City.

          Previously Shuttle, in cooperation with a Canadian modular housing manufacturer, had built modern cottages in an exclusive Moscow suburb. All houses were pre-built in Canada and shipped in sea containers.

          Both Globus' and Shuttle's business rely upon their established trade relationships in Russia and the CIS states.

     (b) Principles of Consolidation:

          The accompanying consolidated financial statements as at September 30, 1998 and 1997 and for the years ended September 30, 1998 and 1997 include the accounts of Globus International Resources Corp. and its subsidiaries, Shuttle International, Ltd. and Globus Foods International, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

     (c)  Revenue Recognition:

          The Company recognizes revenues in accordance with generally accepted accounting principles in the period in which its products are shipped to its customers. The Company records expenses in the period in which they are incurred, in accordance with generally accepted accounting principles.

     (d) Use of Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (e)  Cash and Cash Equivalents:

          The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     (f)  Concentrations of Credit Risk:

          Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company's requiring the prepayment from approximately 30% of its customers of up to 50% of each sale prior to shipment. Additionally, the accompanying financial statements reflect an allowance for doubtful accounts of $420,000 and $10,000 at September 30, 1998 and 1997, respectively.

     (g)  Inventories:

          Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market. The accompanying financial statements as at and for the year ended September 30, 1998 reflect an allowance for the disposal of inventory of $500,000.

     (h) Property and Equipment:

          The cost of property and equipment is depreciated over the estimated useful lives of the related assets of 5 to 7 years. The cost of leasehold improvements is amortized over the lesser of the length of the related leases or the estimated useful lives of the assets. Depreciation is computed on the straight-line method for financial reporting purposes. Repairs and maintenance expenditures which do not extend original asset lives are charged to income as incurred.

     (i)  Goodwill:

          In December 1996, the Company acquired all of the outstanding capital stock of Shuttle which was owned 90% by officer/directors of the Company. The remaining 10% was owned by an unaffiliated individual who received 250,000 shares of the Company's common stock for his minority interest which aggregated $18,571. The Company's common stock had a fair value of $0.60 per share at the time of acquisition for a aggregate value of $150,000. The difference between the fair value of the Company's common stock and the minority interest at the date of acquisition aggregating $131,429 has been attributed to good-will and is being amortized over fifteen (15) years. Amortization charged to operations was $8,761 and $7,301 for the years ended September 30, 1998 and 1997, respectively.

     (j)  Income Taxes:

          Deferred taxes are primarily attributable to different methods of computing depreciation and amortization and timing differences of deducting officers' compensation for financial reporting purposes and income tax reporting purposes.

     (k)  Intangibles:

          Organization costs are being amortized over a sixty month period. Amortization charged to operations was $2,064 in 1998 and 1997.

          Deferred consulting costs are being amortized over the life of the consulting agreements. Amortization charged to operations in 1998 and 1997 was $91,249 and $84,375, respectively.

          Deferred financing costs are legal, accounting and other costs associated with the placement of a $500,000 convertible note in November 1997. Amortization charged to operations in fiscal 1998 was $45,692. During fiscal 1998, $43,264 of deferred financing costs were charged to additional paid-in capital upon the conversion of $350,000 of the convertible note and accrued interest thereon into 500,637 shares of the Company's common stock.

     (l)  Per Share Data:

          Net income (loss) per share was computed by the weighted average number of shares outstanding during each period. The issuance of all common shares in connection with all stock splits, the Merger and the acquisition of Shuttle have been retroactively reflected in the computation as if they had occurred as at October 1, 1996.

NOTE 3 - ACQUISITION OF SHUTTLE INTERNATIONAL, LTD.

          On December 11, 1996, the Company acquired all of the capital stock of Shuttle International, Ltd. ("Shuttle") in exchange for 2,500,000 shares of the Company's common stock. This transaction has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for the period presented have been restated to reflect the accounts of the Company and Shuttle.

          Unaudited net sales and net income (loss) of the separate companies for the periods preceding the acquisition were as follows:

                                     Globus                     Shuttle
                              -----------------------   ------------------------
                                           Net Income                 Net Income
                              Net Sales      (Loss)      Net Sales      (Loss)
                              ---------    ----------    ---------    ----------
For the three months
  ended December 31, 1996    $3,616,581   $   74,511    $  323,219   $   28,124
                             ==========   ==========    ==========   ==========

For the year ended
  September 30, 1996         $9,708,457   ($ 196,241)   $  279,294   ($  59,893)
                             ==========   ==========    ==========   ==========

NOTE 4 - PROPERTY ASSETS:

          Property assets consist of:

                                                              September 30,
                                                         -----------------------
                                                           1998           1997
                                                         --------       --------

Data processing and office equipment                     $ 59,243       $ 55,930
Furniture and fixtures                                     21,283         21,283
Automobiles and trucks                                     43,687           --
                                                         --------       --------
                                                          124,213         77,213
Less:  Accumulated depreciation                            72,386         49,588
                                                         --------       --------

                                                         $ 51,827       $ 27,625
                                                         ========       ========

          Depreciation expense charged to operations for the years ended September 30, 1998 and 1997 amounted to $22,798 and $15,884, respectively.

NOTE 5 - SECURITY DEPOSITS.

          Security deposits are comprised of rent deposits relating to various leaseholds which the Company occupies of which $3,000 is for warehouse space leased for a related party (See Note 7).

NOTE 6 - RELATED PARTY TRANSACTIONS.

     (a)  Notes Payable:

          A stockholder and the Company entered into a loan agreement in April 1996 whereby the stockholder acquired the Company's 7% interest bearing note $125,000 at par. The note was originally payable in full plus accrued interest on March 31, 1997. On April 30, 1997, the note was amended and the due date was extended to April 30, 1998. As a condition of the extension of the above note, the Company's 7% interest bearing note payable (which was originally payable in full plus accrued interest on July 16, 1997) to a professional corporation owned by this stockholder's spouse in the amount of $75,000 was prepaid in March 1997. Interest charged to operations for the years ended September 30, 1998 and 1997 was $8,748 and $11,337, respectively. Accrued interest payable on these loans aggregated $24,504 and $15,752 at September 30, 1998 and 1997, respectively, and is included in accrued expenses. In May 1997, the stockholder agreed to subordinate his loan to a bank which had granted the Company a $2,000,000 line of credit. Although this stockholder has extended the due date to April 30, 1999, the stockholder was verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.

          On August 26, 1996, the parents of the Company's President purchased Shuttle's 15% interest bearing $20,000 note at par. The note, as amended, is repayable in full on August 22, 1999 with accrued interest. Interest charged to operations was $3,000 and $2,925 for the years ended September 30, 1998 and 1997, respectively. Accrued interest payable to these individuals of $6,250 and $3,250 is included in accrued expenses at September 30, 1998 and 1997, respectively. These creditors have agreed to subordinate this indebtedness to a bank which had granted the Company a $2,000,000 line of credit in May 1997 and also have verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.

     (b)  Loan Payable:

          A non-interest bearing $10,000 demand loan was repaid to a corporation which is controlled by Company's three executive officer/directors during fiscal 1997.

     (c)  Rent Payable:

          Globus and Shuttle lease warehouse space from an entity controlled by three of the Company's officer/directors. Rent charged to operations in each of the years ended September 30, 1998 and 1997 was $30,000 of which $52,075 and $27,375 was unpaid and included in accrued expenses - related parties at September 30, 1998 and 1997, respectively. The leases which expire in 1999 require aggregate monthly rentals of $2,500. Each lease has option for renewal of five years at aggregate monthly rentals of $3,000.

     (d)  Officers' Compensation:

          In August 1997, the Board of Directors authorized compensation of $90,000 per year for each of the Company's President, CEO and Vice-President commencing October 1, 1996. The Board's resolution also provided for these officers annual compensation to increase to $150,000 commencing January 1, 1998. The officers have agreed to defer payment of their compensation until cash flow permits. One of the officers has verbally agreed to reduce his compensation to $75,000 per year in December 1998.

NOTE 7 - FINANCING ARRANGEMENTS.

     (a)  Long-Term Debt:

          The Company entered into an unsecured $500,000 working capital term loan agreement on April 2, 1995 with a foreign bank. The loan is to be repaid in twelve (12) equal quarterly principal installments of $41,667 plus interest at 1.75% (7.53% at September 30, 1997) over the LIBOR rate. The balance outstanding of $41,666 at September 30, 1997 was repaid in January 1998.

     (b)  Short-Term Debt:

          (i)  Banks:

          The Company has five credit facilities at September 30, 1998 with four domestic banks. Two unsecured lines of credit arrangements with two banks aggregating $100,000 were entered into in 1996. One line, which is guaranteed by an officer of the Company, for a maximum borrowing of $75,000 had $70,790 and $19,444, outstanding at September 30, 1998 and 1997, respectively. Another line of credit of $25,000 had $22,992 and $11,898 outstanding at September 30, 1998 and 1997, respectively. Interest on the lines averaged 10.25% in 1998 and 10.5% in 1997 (9.25 at September 30, 1998 and 10.5% at September 30, 1997). During fiscal 1998 and 1997, the average month-end balance outstanding under these two lines was $31,707 , and $13,652, respectively, and the highest month-end balance was $31,898. The Company in December 31, 1997 obtained an unsecured $25,000 line of credit of which $21,538 was outstanding at September 30, 1998. The line bears interest at 15.25% and is guaranteed by an officer of the Company. The Company's fourth credit facility allows the Company to obtain letters of credit and acceptances payable for acquiring its finished goods up to an aggregate of $1,500,000 of which zero was outstanding at September 30, 1998 and $35,000 was outstanding at September 30, 1997. The facility does not permit borrowing by the Company. The Company has pledged its accounts receivable and certain cash accounts held by the bank as collateral for any obligation under this credit facility. At September 30, 1998 and 1997, the cash pledged as collateral was $-0- and $35,000, respectively. In May 1997, the Company obtained a fifth line of credit from a bank for letters of credit, direct borrowings and acceptances payable originally aggregating $2,000,000. At September 30, 1998, this line is for $3,000,000 with a sub-limit of $1,000,000 on direct borrowings. There were no direct or acceptance borrowings under this line from inception to September 30, 1997. The Company at September 30, 1997 utilized $865,811 of this line in letters of credit. At September 30, 1998, the Company had outstanding debt of $341,000, acceptances payable of $1,577,783 and letters of credit of $62,909. Outstanding debt borrowings under this line of credit bear interest at 1-3/4% over prime (10.25% at September 30, 1998). This line is collateralized by the guarantees of three of the Company's officer/directors and a first lien on all corporate assets not previously pledged or collateralized. One of these stockholders and the parents of another have subordinated notes payable by the Company to them to this bank. Additionally, the Company must maintain certificates of deposit with this bank equal to 50% of the amount of any outstanding letters of credit and/or bank borrowings under the line. The cash pledged as collateral under this was $597,412 at September 30, 1998 and $447,543 at September 30, 1997.

NOTE 7 - FINANCING ARRANGEMENTS. (Continued

          (ii) Related Parties:

          On April 7, 1996, the Company borrowed $125,000 from an officer/stockholder which is to be repaid, as extended, with interest at 7% on April 30, 1999: on July 16, 1996 the Company borrowed $75,000 from a professional corporation, controlled by this stockholder's spouse, which was repaid in March 1997; and on August 26, 1996 the Company borrowed $20,000 from a parent of its President as evidenced by a 15% note which is repayable in full, as extended, on August 22, 1999 with accrued interest. Both of these notes are subordinated to a bank (see above) in connection with the granting of a line of credit to the Company by the bank. As long as any balance is outstanding under this line of credit, the note holders have verbally agreed not to demand payment of the notes and to subordinate such notes to this bank.

          (iii) Convertible Note:

          On November 2, 1997, the Company sold at par its 10% interest bearing note in the amount of $500,000 to a foreign corporation. The note is due and payable on November 2, 1998. In connection with the sale of the note, the Company incurred $95,000 of financing costs which are being amortized over the life of the note. The note principal and accrued interest, at the holder's option is convertible in whole or part into (i) shares of the Company's common stock at the lesser of $2.50 per share or 75% of the average bid and ask of the Company's common stock for the five (5) trading days immediately proceeding the noteholder's notice to convert and (ii) an equal number of warrants to acquire the same number of shares in (i) at $3.625 per share. If the Company is not successful in registering the underlying common shares as freely trading stock, when and if such note or any portion thereof is converted, by January 2, 1998, then the conversion price is adjusted to the lesser of $2.50 per share or 65% of the average bid and asked of the Company's common stock for the five proceeding trading days. As required by generally accepted accounting principles a financing expense of $224,103 was charged to operations for the discount between the amount paid for the note and the fair value of the common shares into which it can be converted with a corresponding increase in additional paid-in capital. On January 5, 1998, $223,857 of principal and interest was converted into 201,673 shares of common stock and warrants to acquire 201,673 shares of common stock at $3.625 per share. On May 15, 1998, an additional $150,000 in the note's principal plus $7,890 in interest was converted into 298,964 shares of the Company's common stock. In December 1998, the note-holder converted $87,783 of the note principal and accrued interest of $9,912 into 1,100,000 of the Company's common shares. On February 9, 1999, principal of $41,000 and interest of $5,201 was converted into 221,119 shares of the Company's common stock.

NOTE 8 - INCOME TAXES.

          The components of the provision (benefit) for income taxes are:

                                                     For the Years
                                                      Years Ended
                                                      September 30,
                                               ---------------------------
                                                 1998              1997
                                               ---------         ---------
     Currently payable:
       Federal                                 ($ 40,000)        $  99,244
       State and local                             4,000            37,400
                                               ---------         ---------
                                                 (36,000)          136,644
                                               ---------         ---------
     Deferred:
       Federal                                   (10,000)          (13,400)
       State and local                           (31,620)           (5,000)
                                               ---------         ---------
                                                 (41,620)          (18,400)
                                               ---------         ---------
                                               ($ 77,620)        $ 118,244


          Deferred tax provision (benefit) results from differences in the recognition of expense for tax and financial statement purposes. The sources of these differences and the federal tax effect of each are as follows:

                                                       For the Years
                                                        Years Ended
                                                        September 30,
                                                   -----------------------
                                                    1998            1997
                                                   --------       --------
     Related party interest
       and rent expense                            $   --         ($ 6,400)
     Allowance for doubtful accounts                   --             (900)
     Executive compensation                            --           (6,100)
                                                   --------       --------
                                                   $   --         ($13,400)
                                                   ========       ========

NOTE 8 - INCOME TAXES.


          The difference between income taxes computed using the statutory federal income tax rate and that shown in the financial statements are summarized as follows:

                                                      For the Years Ended
                                                        September 30,
                                   -------------------------------------------------------
                                                1998                        1997
                                   ---------------------------   -------------------------
     Income (loss) before
       income taxes                ($1,775,916)                     $249,696
                                   ===========                    ==========
     Computed tax - (benefit) at
       statutory rate                ($603,800)          (34.0%)     $84,900           34.0%
     State taxes net of federal
       tax benefit                     (18,220)           (1.0)       16,944            6.8
     Non-deductible portion of
       interest and compensatory
       element of common stock
       issuances                        91,600             5.2         5,600            2.2
     Amortization of goodwill            2,900             0.1         2,500            1.0
     Other - net                        (5,700)           (0.3)        8,300            3.4
     Reserve for net operating
       loss carryforward
       tax asset                       455,600            25.6          --             --
                                   -----------       ---------   -----------     ----------
     Total tax provision              ($77,620)           (4.4%)    $118,244           47.4%
                                   ===========       =========   ===========     ==========


NOTE 9 - DEFERRED RENT.

          The accompanying financial statements reflect rent expense on a straight-line basis over the life of the lease. Rent expense charged to operations differs with the cash payments required under the terms of the real property operating leases because of scheduled rent payment increases throughout the term of the leases. The deferred rent liability is the result of recognizing rental expense as required by generally accepted accounting principles. In 1998, the Company renegotiated its lease for reduced space and the deferred net was charged to operations.

NOTE 10 - COMMON STOCK.

     (a)  Sale of Securities:

          (i) The Company during 1997 in a best efforts private placement memorandum sold to qualified investors 87 units of its securities for cash of $423,779 (net of costs associated with the offering of $98,221) pursuant to Rule 504 of Regulations D of the Securities Act of 1933, as amended. Each unit is comprised of 10,000 shares of the Company's $.001 par value common stock. The offering memorandum which was originally for 70 units and scheduled to expire on March 30, 1997 was extended and the number units to be sold was increased.

          (ii) The Company in May 1996, exchanged 56,389 of its common shares (as adjusted for all stock splits) for inventory of automotive paint whose fair market value was $2,819,400. The Company, at its option, through April, 1999 may repurchase all or a portion of the shares for $75 per share.

     (b)  Common Stock Issued for Services Rendered:

          During 1997, the Company satisfied liabilities for services rendered during the year ended September 30, 1996 by employees, counsel and a consultant by the issuance of shares of its common stock. The fair value of the shares issued on the dates of each issuance, as determined by the Board of Directors, was charged to operations in fiscal 1996. The obligations so satisfied are as follows:

          (i) The Board of Directors on October 26, 1996 entered into employment agreement with two employees for 3 years, as amended, at annual aggregate salaries of approximately $120,000. Each contract stipulated that each employee was to receive shares of the Company's common stock as payment for services previously rendered aggregating $3,465. The fair value of the 55,000 shares issued to the employees, as determined by the Board of Directors on October 26, 1996, of $22,000 was charged to operations in fiscal 1996 and included as in other obligations payable at September 30, 1996. The $18,535 variance in valuation arises from the employees' belief that if they were to sell unregistered securities of the Company to realize their past compensation in cash the market value of the Company's securities would be so severely adversely impacted that approximately 55,000 of the Company's unregistered common shares would be required to be sold to realize the unpaid compensation.

          (ii) The Board of Directors on November 1, 1996 entered into an agreement with its counsel under which the Company issued 200,000 shares of its common stock as full payment of legal expenses incurred prior to September 30, 1996. Although, the agreement stipulates that the law firm valued the services when rendered at $15,000, the Board of Directors determined that the fair value of the shares (based on the shares average bid and ask market price quotations on that day) issued on the date of issuance was $80,000 which was charged to operations in fiscal 1996 and included in other obligations payable at September 30, 1996. The variance in the valuations results from the law firm's requiring sufficient securities to compensate its not having received cash for its services. Counsel believed that if it were to try to realize their fees from the sale of the Company's securities on that date in one transaction (or in a series of transactions within a brief time frame) the per share market price would be so negatively affected that, in counsel's estimation, approximately 200,000 shares would be required to be sold.

         (iii) The Board of Directors on December 1, 1996 entered into an agreement with a financial consultant for 3 years, as amended. The consultant is to receive $2,500 per month for his consulting services. The agreement also required the Company to issue 300,000 shares of its common stock as full payment of $25,500 for services rendered by the consultant prior to September 30, 1996. The fair value of the common shares issued, as determined by the Board of Directors on December 1, 1996, of $180,000 ($0.60 per share) of which $22,500 was charged to operations in 1996 and is included in other obligations payable at September 30, 1996. On May 22, 1997, the Company and this consultant terminated the agreement. As part of the termination, the consultant surrendered to the Company 230,000 shares of the Company's common stock which was issued to him for no consideration. The Company canceled and returned to authorized and unissued these surrendered shares and is reflected in the financial statements as a reduction of common stock and additional paid-in capital of $138,000. The Company charged to operations $16,500 in both the six months ended March 31, 1997 and fiscal 1997 for the excess of the fair value of the 70,000 shares of common stock not surrendered of $42,000 ($0.60 per share) and the value the consultant attributed to his services.

          (iv) In December 1996, the Company entered into a three year consulting services agreement with Crabbe Capital Group Ltd. which was subsequently extended an additional year. The agreement requires that the consultant shall (i) introduce the Company to the consultant's network of domestic and international commercial banking sources, (ii) advise and assist the Company in identifying, studying, and evaluating interest and exchange rate fluctuations, and (iii) assist the Company in securing letters of credit and reviewing its commercial banking alliances and strategies. As compensation for entering into the agreement, the Company issued 325,000 shares of its common stock, 275,000 of which were issued pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended. The remaining 50,000 shares state that those shares have not been registered under the Securities Act of 1993, as amended.

          (v) The fair value of the 325,000 shares of common stock issued of $195,000 as determined by the Board of Directors will be amortized and charged to operations over the life of the consulting agreement.

          (vi) In December 1996, the Company entered into a one year consulting services agreement (the "Agreement") with Comstat, Inc. under the terms of which, the consultant shall advise and assist the Company in identifying, studying, and evaluating mergers, acquisitions, joint ventures, and strategic alliances, strategic corporate planning and long-term business policies. Additionally, the consultant shall assist the Company in acquiring additional products to increase its product line through its network of import/export associates. As compensation for entering into the agreement, the Company issued 50,000 shares of its common stock issues, pursuant to Rule 504 of Regulation D of the Securities Act of 1993, as amended. The fair value of the 50,000 shares of common stock issued of $30,000 as determined by the Board of Directors will be amortized and charged to operations over the life of the consulting agreement.

          (vii)In March 1997, the Company entered into a two year consulting agreement with Regency Group Enterprises, Inc. The consultant received 125,000 shares of the Company's common stock to render financial advise in regards to strategic corporate planning, long-term investment policies, and potential mergers and acquisitions. The fair value as determined by the Board of Directors, of shares issued of $75,000 will be amortized over the two year life of the agreement.

     (c)  Stock Options:

          (i) The Company granted to each of three officers on December 31, 1997 options to acquire 300,000 shares of the Company's common stock at $1.72 per share (110% of the market value at the date of grant. The Company applies APB 25 in accounting for its stock options. Accordingly, because the grant price equalled or exceeded the market price on the date of grant, no compensation expense is recognized for the stock options issued. The fair value of the 900,000 options granted on December 31, 1997 of $1,404,000 ($1.56) is being amortized to expense over the option period in determining their pro forma earnings impact. Had compensation cost for these stock options been recognized based upon the fair value on the grant date under the methodology prescribed by FAS 123, the Company's net income and earnings per share for the year ended September 30, 1998 would have been impacted by a charge for compensation of $105,400 resulting in an adjusted net loss of $1,803,700 or ($0.2) per share.

          (i)  (Continued)

               The fair value of the options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                  Expected life of option                        10 years
                  Risk-free interest rate                        10.0%
                  Expected violability                           175.0%
                  Expected dividend yield                        NONE

               On December 10, 1998, those three officer/directors surrendered their options to acquire the 900,000 shares and the Board of Directors approved the cancellation of the grants. The Board authorized the issuance of 300,000 shares to each of these persons as partial payment of their unpaid contractual compensation. The aggregate accrued compensation paid by the issuance of the 900,000 shares of common stock was $108,000 which was 110% of the fair value market on December 10, 1998.

          (ii) The Globus International Resources Corp. 1998 Associate Stock Option Plan (the "Option Plan") was adopted by the Board of Directors of the Company on December 31, 1997. The stock options granted under this Option Plan will be nonstatutory stock options not intended to qualify as incentive stock options within the meaning of Section 442 of the Internal Revenue Code of 1986, as amended. Employees, officers, directors, consultants contractors and advisors of the Company or any subsidiary are eligible to receive grants of the Option Plan stock options. The per share option price of the Common Stock subject to each option shall be at least equal to the greater of 110% of the fair market value of the Company's Common Stock on the date or grant. The Option Plan is administered by a committee appointed by the Board of Directors. The Option Plan provides that a maximum of 500,000 shares of Common Stock may be issued upon the exercise of options granted under the Option Plan. No options have been granted under the Option Plan at September 30, 1998. On December 10, 1998, the Board of Directors granted an option to a consultant for 300,000 shares of common stock and to an officer for 200,000 shares of common stock. Both options' per share exercise price was $0.12 which was 110% of the fair market value at the date of grant. Both the consultant and the officer exercised their respec- tive option on the date of grant.

NOTE 11 - MAJOR RELATIONSHIPS AND SEGMENT INFORMATION.

          The Company is comprised of two business segments. The distribution of food products and the distribution of auto paint and parts and clothing. Clothing sales commenced in July 1996 represent 5.1% and 3.2% for fiscal 1998 and 1997, respectively. Set forth below are sales, operating income, capital expenditures, depreciation and identifiable assets of the segments. Operating income is reflective of a charge for corporate costs of $90,000 in fiscal 1998 and $115,000 for fiscal 1997 allocated from the food distribution segment to the auto and clothing segments.

                                                       For the Years Ended
                                                          December 31,
                                                     ---------------------
                                                      1998           1997
                                                    --------      --------
     Net sales (000's):
       Food products                                 $18,097       $13,077
       Other                                           1,561         2,313
                                                    --------      --------
                                                     $19,658       $15,390
                                                    ========      ========
     Operating income (loss) (000's):
       Food products                                   ($826)         $229
       Other                                            (660)           (2)
                                                    --------      --------
                                                     ($1,486)         $227
                                                    ========      ========
     Depreciation (000's):
       Food products                                    $159           $95
       Other                                              12            15
                                                    --------      --------
                                                        $171          $110
                                                    ========      ========
     Capital additions (000's):
       Food products                                     $47            $3
       Other                                            --            --
                                                    --------      --------
                                                         $47            $3
                                                    ========      ========
     Identifiable assets (000's):
       Food products                                  $3,796        $2,788
       Other                                           2,373         3,423
                                                    --------      --------
                                                      $6,169        $6,211
                                                    ========      ========

          The food products segment has had only nine (9) customers since it started shipments in August 1995. One customer accounted for 31.7% and 46.6% of the food products segment's sales for fiscal 1998 and 1997, respectively. Sales of this segment's products for another customer were 20.0% and 47.8% for the same periods. During 1998, this segment commenced shipping to a new customer who accounted for 38.1% of sales.

          The other segments' sales were to eight (8) customers of which one customer accounted for 14.6% and 15.5% of sales for the years September 30, 1998 and 1997, respectively. Another customer accounted for 21.3% of sales for the same periods. A third customer accounted for 21.3% and 39.0%, respectively, of sales for 1998 and 1997. A fourth customer accounted for 10.9% in 1998 and 1.0% in 1997.

NOTE 12 - COMMITMENTS AND CONTINGENCIES.

     (a)  Leases:

          The Company is a lessee under three operating real property leases for office and warehouse space. Rent expense charged to operations for the years ended September 30, 1998 and 1997 was $109,639 and $101,337, respectively. Future minimum annual rent commitments as of the Company's fiscal year-end are as follows:

                                   Years Ended
                                  September 30,
                                  -------------
                                      1999
                                      2000
                                      2001

     (b) Letters of Credit:

          The Company is contingently liable for approximately $63,000 in letters of credit outstanding at September 30, 1998.

     (c)  Consulting Agreement:

          (i) In July 1996, the Company entered into a financial consulting agreement with an individual who will advise the Company on certain financial matters. The agreement provides for the consultant to receive $2,000 a month for his services commencing in August 1996. The agreement may be terminated by either party upon two weeks notice.

          (ii) The Company entered into a four year consulting services agreement with Crabbe Capital Group Ltd. under which the consultant shall (i) introduce the Company to the consultant's network of domestic and international commercial banking sources,
               (ii) advise and assist the Company in identifying, studying, and evaluating interest and exchange rate fluctuations, and (iii) assist the Company in securing letters of credit and review commercial banking alliances and strategies. The Company issued to the consultant 325,000 shares of its common stock as compensation for its services. The fair value of the 325,000 shares of common stock issued of $195,000 is being amortized and charged to operations over the life of the consulting agreement. Amortization charged to operations in fiscal 1997 $40,625 and $48,750 in 1998.

         (iii) The Company entered into a one year consulting services agreement with a consultant to (i) advise and assist the Company in identifying, studying, and evaluating mergers, acquisitions, joint ventures, and strategic alliances, (ii) consult with the Company concerning on-going strategic corporate planning and long-term business policies, and assist the Company in acquiring additional products to increase its product line and in obtaining and expanding corporate purchases of its product through a network of import/export associates. As compensation for entering into the agreement, the Company issued 50,000 shares of its common stock whose fair value of $30,000 is being amortized and charged to operations over the life of the consulting agreement. Amortization charged to operations in fiscal 1997 was $25,000 and $5,000 in 1998.

          (iv) The Company has another financial consulting agreement under which the consultant for two years will advise the Company's management in regards to strategic corporate planning, long-term investment policies and potential mergers and acquisitions. The consultant was issued 125,000 shares of the Company's stock as payment for its services to be rendered. The fair value of the issued shares of $75,000 is being charged over the life of the agreement. Amortization charged to operations in 1997 was $18,750 and $37,500 in 1998.

     (d)  Employment Contract:

          The Company's President, CFO and Vice President of sales were verbally authorized compensation in aggregate of $127,000 per year through September 30, 1996. The Board of Directors' authorized an annual salary of $90,000 for each of these officers, who also are members of the Board of Directors for fiscal 1997 and $150,000 for calendar 1998. The officers have agreed to defer payment of their compensation until the Company's cash flow permits. At September 30, 1998 and 1997 these officers were owned $155,659 and $65,000, respectively. Such liabilities are included in accrued expenses and other current liabilities - related parties.

          Additionally in October 1995, the Company entered into three year employments contracts with two employees the aggregate annual compensation under these contracts is approximately $120,000.

     (e)  Convertible Debt:

          In November 1997, the Company issued, at par, its 10% interest bearing $500,000 convertible debt security to a foreign corporation. The amount of the note's principal and/or unpaid interest at 10% can be converted into the Company's common shares at the noteholder's option throughout the term of the note. The note is convertible into common shares at the lesser of $2.50 per share of 75% of the average bid and ask of the Company's common stock for the five (5) trading days immediately proceeding the noteholder's exercise of the conversion option and into an equal number of warrants to acquire the same number of shares at $3.625 per share. As required by generally accepted accounting principles, a financing charge of $166,667 was charged to operations in November 1997 for the discount between the amount paid for the note and the fair value of common shares into which it can be converted.

          On January 5, 1998, the noteholder converted $220,000 of debt and $3,857 of accrued interest into 201,693 shares of the Company's common stock and warrants to acquire another 201,673 common shares at $3.625 per share. The note agreement requires the Company to register the common shares which are issued under any conversion of the debt to common stock by the noteholder. On May 14, 1998, the noteholder converted an additional $157,890 in principal and interest into 298,964 shares of common stock and warrants to acquire 298,964 common shares at $3.625 per share.

          In December 1998, the noteholders converted $87,783 in principal and accrued interest of $9,912 into 1,100,000 common shares. In February 1999, another $41,000 in principal and $5,201 in accrued interest was converted in 222,119 common shares.

     (f) Year 2000:

          The Company recognizes the need to ensure its operations will not be adversely affected by year 2000 software failures. The Company is communicating with suppliers, customers and others with which it does business to coordinate year 2000 conversion. The cost of achieving compliance is estimated to be a minor increase over the cost of normal software upgrades and replacements.