Form 10QSB
period 1998-12-31
GLOBUS INTERNATIONAL RESOURCES CORP
filed 1999-06-30
CIK 1033114

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   ----------


                                  FORM 10-Q/SB


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1998

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period from _______________ to _________________


                             Commission file number

                      GLOBUS INTERNATIONAL RESOURCES CORP.
             (Exact name of registrant as specified in its charter)


               Delaware                                     88-0203697
    (State of other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

    Two World Trade Center
    Suite 2400
    New York, N. Y.                                      10048
    (Address of principal executive office)              (zip code)


        Registrant's telephone number, including area code: 212-839-8000


                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___


              7,771,616 shares, $.001 par value, as of May 28, 1999
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                DECEMBER 31, 1998
                                   (Unaudited)







                                    I N D E X




                                                                        Page No.
                                                                        --------



Part I -  Financial Information:

      Item 1.      Consolidated Financial Statements (Unaudited):

                   Balance Sheets
                   At December 31, 1998 and September 31, 1998 ........    3


                   Statements of Operations
                   For the Three Months Ended
                   December 31, 1998 and 1997 .........................    4

                   Statements of Cash Flows
                   For the Three Months Ended
                   December 31, 1998 and 1997 .........................    5

                   Notes to Consolidated Financial Statements .........   6-13


      Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ......

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                             December 31,  September 30,
                                                                1998           1998
                                                             -----------    -----------
                                   A S S E T S

Current assets:
   Cash and cash equivalents                                 $   239,923    $   132,234
   Cash - restricted                                             578,570        597,412
   Accounts receivable                                         3,298,653      3,489,982
   Inventories                                                 1,584,742      1,583,196
   Income tax refunds receivable                                  40,000         40,000
                                                             -----------    -----------
            Total current assets                               5,741,888      5,842,824
                                                             -----------    -----------

Property assets - at cost,
   net of accumulated depreciation                                45,660         51,827
                                                             -----------    -----------

Other assets:
   Deferred financing costs                                         --            6,044
   Deferred consulting costs                                     102,814        124,376
   Goodwill net of accumulated amortization                      113,177        115,367
   Organization costs                                              2,411          2,927
   Security deposits                                              26,000         26,000
                                                             -----------    -----------
            Total other assets                                   244,402        274,714
                                                             -----------    -----------

                                                             $ 6,031,950    $ 6,169,365
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank lines of credit payable                              $ 1,632,530    $ 1,893,955
   Notes payable - related parties                               145,000        145,000
   Convertible note payable                                         --          130,000
   Accounts and acceptances payable                              630,031        446,472
   Accrued expenses and other current
      liabilities - related parties                              143,026        251,074
   Accrued expenses and other current liabilities                213,272        290,193
   Income taxes payable                                            4,000          4,000
                                                             -----------    -----------
            Total current liabilities                          2,767,859      3,160,694
                                                             -----------    -----------

Commitments and contingencies                                       --             --

Stockholders' equity:
   Common stock, $.001 par value, authorized -
      50,000,000 shares, issued and outstanding -
      7,771,616 and 5,049,497, respectively                        7,772          5,050
   Additional paid-in capital                                  5,066,869      4,762,522
   Deficit                                                    (1,810,550)    (1,758,901)
                                                             -----------    -----------
            Total stockholders' equity                         3,264,091      3,008,671
                                                             -----------    -----------

                                                             $ 6,031,950    $ 6,169,365
                                                             ===========    ===========


          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                            For the Three
                                                            Months Ended
                                                             December 31,
                                                     --------------------------
                                                        1998           1997
                                                     -----------    -----------


Net sales                                            $ 2,768,294    $ 4,984,003

Cost of goods sold                                     2,623,553      4,560,067
                                                     -----------    -----------

Gross profit                                             144,741        423,936
                                                     -----------    -----------

Operating expenses:
   Selling                                                50,874        120,674
   General and administrative                             72,708        136,398
   Depreciation and amortization                          30,435         46,176
                                                     -----------    -----------
Total operating expenses                                 154,017        303,248
                                                     -----------    -----------

Income (loss) from operations                             (9,276)       120,688
                                                     -----------    -----------

Other income (expense):
   Interest income                                         6,636         12,158
   Interest expense                                      (49,009)       (12,664)
                                                     -----------    -----------
Total other income (expense)                             (42,373)          (506)
                                                     -----------    -----------

Income (loss) before income taxes                        (51,649)       120,182

Provision for income taxes                                  --           50,064
                                                     -----------    -----------

Net income (loss)                                    ($   51,649)   $    70,118
                                                     ===========    ===========


Net income per common share                          ($     0.01)   $      0.02
                                                     ===========    ===========

Weighted average number of shares outstanding          5,560,366      4,548,860
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the Three
                                                                                   Months Ended
                                                                                    December 31,
                                                                           --------------------------
                                                                               1998           1997
                                                                           -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                                       ($   51,649)   $    70,118
                                                                           -----------    -----------
   Adjustments to reconcile net income (loss)
         to net cash provided by (used in)
         operating activities:
      Depreciation and amortization                                             30,435         46,076
      Deferred income taxes                                                       --           (3,000)
      Interest charge on conversion of debt                                     15,113           --
      Increase (decrease) in cash flows as
          a result of changes in asset and liability account balances:
         Accounts receivable                                                   191,329     (1,212,551)
         Inventories                                                            (1,546)      (109,357)
         Accounts and acceptances payable                                      183,559       (306,494)
         Accrued expenses and other current liabilities:
            Related parties                                                     12,538          8,288
            Other                                                              (29,507)       (36,524)
         Income taxes                                                             --           10,630
                                                                           -----------    -----------
   Total adjustments                                                           401,921     (1,602,932)
                                                                           -----------    -----------

Net cash provided by (used in) operating activities                            350,272     (1,532,814)
                                                                           -----------    -----------

Cash flows from investing activities:
   Acquisition of property assets                                                 --          (16,759)
   Restricted cash                                                              18,845           --
                                                                           -----------    -----------
Net cash provided by (used in) investing activities                             18,845        (16,759)
                                                                           -----------    -----------

Cash flows from financing activities:
   (Payments of) proceeds from lines of credit                                (261,425)     1,598,197
   Proceeds from convertible note payable                                         --          500,000
   Deferred financing cost                                                        --          (45,000)
                                                                           -----------    -----------
Net cash provided by (used in) financing activities                           (261,425)     2,053,197
                                                                           -----------    -----------

Net increase in cash and cash equivalents                                      107,692        503,624

Cash and cash equivalents at beginning of year                                 132,234        965,410
                                                                           -----------    -----------

Cash and cash equivalents at end of year                                   $   239,926    $ 1,469,034
                                                                           ===========    ===========

Supplemental Schedules of Non-Cash Operating
      and Financing Activities:
   Common stock issued in conversion of debt                               $   139,069    $      --
                                                                           ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                           $    46,071    $     1,293
                                                                           ===========    ===========
   Taxes paid                                                              $     1,541    $    42,370
                                                                           ===========    ===========


          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   AT DECEMBER 31, 1998 AND SEPTEMBER 30, 1998
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1998. The results of operations and cash flows for the three months ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

     The September 30, 1998 consolidated balance sheet has been derived from the audited consolidated financial statements at that date included in the Company's annual report on Form 10-K. These unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on.

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

     (b) Principles of Consolidation:

     The accompanying consolidated financial statements as at December 31, 1998 and September 30, 1998 and for the three months ended December 31, 1998 and 1997 include the accounts of Globus International Resources Corp. and its subsidiaries, Shuttle International, Ltd. and Globus Foods International, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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

     (f) Concentrations of Credit Risk:

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company's requiring the prepayment from approximately 30% of its customers of up to 50% of each sale prior to shipment. Additionally, the accompanying financial statements reflect an allowance for doubtful accounts of $420,000 at December 31, 1998 and September 30, 1998.

     (g) Inventories:

     Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market. The accompanying financial statements as at December 31, 1998 and September 30, 1998 reflect an allowance for the disposal of inventory of $500,000.

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

     (i) Goodwill:

     In December 1996, the Company acquired all of the outstanding capital stock of Shuttle which was owned 90% by officer/directors of the Company. The remaining 10% was owned by an unaffiliated individual who received 250,000 shares of the Company's common stock for his minority interest which aggregated $18,571. The Company's common stock had a fair value of $0.60 per share at the time of acquisition for a aggregate value of $150,000. The difference between the fair value of the Company's common stock and the minority interest at the date of acquisition aggregating $131,429 has been attributed to good-will and is being amortized over fifteen (15) years. Amortization charged to operations was $2,190 for the three months ended December 31, 1998 and 1997.

     (j) Intangibles:

     Organization costs are being amortized over a sixty month period. Amortization charged to operations was $516 for the three months ended December 31, 1998 and 1997 was $21,562.

     Deferred financing costs are legal, accounting and other costs associated with the placement of a $500,000 convertible note in November 1997. Amortization charged to operations for the three months ended December 31, 1998 was $15,000. In 1999, $6,044 of deferred financing costs were charged to additional paid-in capital upon conversion of $130,000 of the convertible note and accrued interest into 1,322,119 share of Company's common stock. During fiscal 1998, $43,264 of deferred financing costs were charged to additional paid-in capital upon the conversion of $350,000 of the convertible note and accrued interest thereon into 500,637 shares of the Company's common stock.

     (k) Per Share Data:

     Net income (loss) per share was computed by the weighted average number of shares outstanding during each period. The issuance of all common shares in connection with all stock splits, the Merger and the acquisition of Shuttle have been retroactively reflected in the computation as if they had occurred as at October 1, 1996.

NOTE 3 - PROPERTY ASSETS:

     Property assets consist of:

                                                 December 31,    September 30,
                                                    1998             1998
                                                  --------         --------
                                                 (Unaudited)

     Data processing and office equipment         $ 59,243         $ 59,243
     Furniture and fixtures                         21,283           21,283
     Automobiles and trucks                         43,687           43,687
                                                  --------         --------
                                                   124,213          124,213
     Less:  Accumulated depreciation                78,553           72,386
                                                  --------         --------

                                                  $ 45,660         $ 51,827
                                                  ========         ========


     Depreciation expense charged to operations for the three months ended December 31, 1998 and 1997 was $6,167 and $3,997, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS.

     (a) Notes Payable:

     A stockholder and the Company entered into a loan agreement in April 1996 whereby the stockholder acquired the Company's 7% interest bearing note $125,000 at par. The note was originally payable in full plus accrued interest on March 31, 1997. On April 30, 1997, the note was amended and the due date was extended to April 30, 1998. As a condition of the extension of the above note, the Company's 7% interest bearing note payable (which was originally payable in full plus accrued interest on July 16, 1997) to a professional corporation owned by this stockholder's spouse in the amount of $75,000 was prepaid in March 1997. Interest charged to operations for the three months ended December 31, 1998 and 1997 was $2,188. Accrued interest payable on these loans aggregated $26,622 and $24,504 at December 31, 1998 and September 31, 1998, respectively, and is included in accrued expenses. In May 1997, the stockholder agreed to subordinate his loan to a bank which had granted the Company a $2,000,000 line of credit. Although this stockholder has extended the due date to April 30, 1999, the stockholder was verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.

     On August 26, 1996, the parents of the Company's President purchased Shuttle's 15% interest bearing $20,000 note at par. The note, as amended, is repayable in full on August 22, 1999 with accrued interest. Interest charged to operations was $750 for the three months ended December 31, 1998 and 1997. Accrued interest payable to these individuals of $7,000 and $6,250 is included in accrued expenses at December 31, 1998 and September 30, 1998, respectively. These creditors have agreed to subordinate this indebtedness to a bank which had granted the Company a $2,000,000 line of credit in May 1997 and also have verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.

     (b) Rent Payable:

     Globus and Shuttle lease warehouse space from an entity controlled by three of the Company's officer/directors. Rent charged to operations in the three months ended December 31, 1998 and 1997 was $7,500 of which $59,575 and $52,075 was unpaid and included in accrued expenses - related parties at December 31, 1998 and September 30, 1998, respectively. The leases which expire in 1999 require aggregate monthly rentals of $2,500. Each lease has option for renewal of five years at aggregate monthly rentals of $3,000.

     (c) Officers' Compensation:

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

NOTE 5 - CONVERTIBLE NOTE.

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

NOTE 6 - MAJOR RELATIONSHIPS AND SEGMENT INFORMATION.

     The Company is comprised of two business segments. The distribution of food products and the distribution of auto paint and parts and clothing. Clothing sales commenced in July 1996. No sales of clothing were made in the three months ended December 31, 1998. Set forth below are sales, operating income, capital expenditures, depreciation and identifiable assets of the segments.

                                                                For the Three
                                                                 Months Ended
                                                              December 31, 1998
                                                              -----------------

     Net sales (000's):
       Food products                                               $ 2,597
       Other                                                           171
                                                                   -------

                                                                   $ 2,768
                                                                   =======

     Operating income (loss) (000's):
       Food products                                               ($   29)
       Other                                                            20
                                                                   -------

                                                                   ($    9)
                                                                   =======

     Depreciation (000's):
       Food products                                               $    27
       Other                                                             3
                                                                   -------

                                                                   $    30
                                                                   =======

     Identifiable assets (000's):
       Food products                                               $ 5,327
       Other                                                           705
                                                                   -------

                                                                   $ 6,032
                                                                   =======


     The food products segment has had only nine (9) customers since it started shipments in August 1995. One customer accounted for 88.4% and 38.1% of the food products segment's sales for the three months ended December 31, 1998 and 1997, respectively. Sales of this segment's products for another customer were 7.1% and 31.7% for the same periods.

     The other segments' sales were to six (6) customers of which one customer accounted for 53.8% of sales for the three months ended December 31, 1998.

NOTE 7 - COMMITMENTS AND CONTINGENCIES.

     (a) Letters of Credit:

     The Company is contingently liable for approximately $63,000 in letters of credit outstanding at December 31, 1998.


     (b) Consulting Agreement:

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


         (iii) The Company has another financial consulting agreement under which the consultant for two years will advise the Company's management in regards to strategic corporate planning, long-term investment policies and potential mergers and acquisitions. The consultant was issued 125,000 shares of the Company's stock as payment for its services to be rendered. The fair value of the issued shares of $75,000 is being charged over the life of the agreement.

     (c) Employment Contract:

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