Form 10QSB
period 1999-03-31
GLOBUS INTERNATIONAL RESOURCES CORP
filed 1999-06-30
CIK 1033114

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   ----------


                                  FORM 10-Q/SB


          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from _________________ to _________________


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

                                 MARCH 31, 1999
                                   (Unaudited)







                                    I N D E X




                                                                        Page No.
                                                                        --------



Part I -  Financial Information:

      Item 1.      Consolidated Financial Statements (Unaudited):

                   Balance Sheets
                   As at March 31, 1999 and September 31, 1998 .......       3

                   Statements of Operations
                   For the Three and Six Months Ended
                   March 31, 1999 and 1998 ...........................       4

                   Statements of Cash Flows
                   For the Six Months Ended
                   March 31, 1999 and 1998 ...........................       5

                   Notes to Consolidated Financial Statements ........      6-14

      Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations .....

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                              March 31,    September 30,
                                                                1999            1998
                                                             -----------    -----------
                                   A S S E T S

Current assets:
   Cash and cash equivalents                                 $   158,300    $   132,234
   Cash - restricted                                             602,962        597,412
   Accounts receivable                                         3,463,102      3,489,982
   Inventories                                                 1,532,389      1,583,196
   Income tax refunds receivable                                  40,000         40,000
                                                             -----------    -----------
            Total current assets                               5,796,753      5,842,824
                                                             -----------    -----------

Property assets - at cost,
   net of accumulated depreciation                                40,502         51,827
                                                             -----------    -----------

Other assets:
   Deferred financing costs                                         --            6,044
   Deferred consulting costs                                      81,252        124,376
   Goodwill net of accumulated amortization                      110,987        115,367
   Organization costs                                              1,895          2,927
   Security deposits                                              26,000         26,000
                                                             -----------    -----------
            Total other assets                                   220,134        274,714
                                                             -----------    -----------

                                                             $ 6,057,389    $ 6,169,365
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank lines of credit payable                              $ 1,405,310    $ 1,893,955
   Notes payable - related parties                               145,000        145,000
   Convertible note payable                                         --          130,000
   Accounts and acceptances payable                              742,227        446,472
   Accrued expenses and other current
      liabilities - related parties                              158,339        251,074
   Accrued expenses and other current liabilities                231,843        290,193
   Income taxes payable                                            4,000          4,000
                                                             -----------    -----------
            Total current liabilities                          2,686,719      3,160,694
                                                             -----------    -----------

Commitments and contingencies                                       --             --

Stockholders' equity:
   Common stock, $.001 par value, authorized -
      50,000,000 shares, issued and outstanding -
      7,771,616 and 5,049,497, respectively                        7,772          5,050
   Additional paid-in capital                                  5,066,869      4,762,522
   Deficit                                                    (1,703,971)    (1,758,901)
                                                             -----------    -----------
            Total stockholders' equity                         3,370,670      3,008,671
                                                             -----------    -----------

                                                             $ 6,057,389    $ 6,169,365
                                                             ===========    ===========


          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           For the Six                     For the Three
                                          Months Ended                     Months Ended
                                            March 31,                        March 31,
                                   ----------------------------    ----------------------------
                                       1999            1998            1999            1998
                                   ------------    ------------    ------------    ------------
Net sales                          $  5,888,617    $ 11,058,062    $  3,120,323    $  6,074,059

Cost of goods sold                    5,453,386      10,174,397       2,829,833       5,614,330
                                   ------------    ------------    ------------    ------------

Gross profit                            435,231         883,665         290,490         459,729
                                   ------------    ------------    ------------    ------------

Operating expenses:
   Selling                               85,697         248,668          34,823         127,994
   General and administrative           144,525         351,826          71,817         215,428
   Depreciation and amortization         60,870          92,089          30,435          45,913
                                   ------------    ------------    ------------    ------------
Total operating expenses                291,092         692,583         137,075         389,335
                                   ------------    ------------    ------------    ------------

Income from operations                  144,139         191,082         153,415          70,394
                                   ------------    ------------    ------------    ------------

Other income (expense):
   Interest income                       11,531          24,505           4,895          12,347
   Interest expense                    (100,740)       (294,203)        (51,731)       (281,539)
                                   ------------    ------------    ------------    ------------
Total other income (expense)            (89,209)       (269,698)        (46,836)       (269,192)
                                   ------------    ------------    ------------    ------------

Income (loss) before
   income taxes                          54,930         (78,616)        106,579        (198,798)

Provision for income taxes                 --            82,264            --            32,200
                                   ------------    ------------    ------------    ------------

Income (loss)                      $     54,930    ($   160,880)   $    106,579    ($   230,998)
                                   ============    ============    ============    ============


Net income (loss)
   per common share                $       0.01    ($      0.03)   $       0.01    ($      0.05)
                                   ============    ============    ============    ============

Weighted average number
   of shares outstanding              6,613,567       4,643,816       7,690,172       4,634,816
                                   ============    ============    ============    ============






          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the Six
                                                                                   Months Ended
                                                                                     March 31,
                                                                           --------------------------
                                                                               1999           1998
                                                                           -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                                       $    54,930    ($  160,880)
                                                                           -----------    -----------
   Adjustments to reconcile net income (loss)
         to net cash provided by (used in)
         operating activities:
      Depreciation and amortization                                             60,870         92,089
      Deferred income taxes                                                       --           24,400
      Deferred rent                                                               --            2,079
      Interest charge on conversion of debt                                     15,113           --
      Interest charge on debt discount                                            --          269,231
      Increase (decrease) in cash flows as
            a result of changes in asset and liability account balances:
         Accounts receivable                                                    26,880     (1,423,125)
         Inventories                                                            50,807       (108,066)
         Accounts and acceptances payable                                      295,755       (259,292)
         Accrued expenses and other current liabilities:
            Related parties                                                     15,265         32,975
            Other                                                                1,650        (16,593)
         Income taxes                                                             --           15,930
                                                                           -----------    -----------
   Total adjustments                                                           466,340     (1,370,372)
                                                                           -----------    -----------

Net cash provided by (used in) operating activities                            521,270     (1,531,252)
                                                                           -----------    -----------

Cash flows from investing activities:
   Acquisition of property assets                                               (1,009)       (44,751)
   Restricted cash                                                              (5,550)          --
   Security deposit                                                               --          (24,000)
                                                                           -----------    -----------
Net cash used in investing activities                                           (6,559)       (68,751)
                                                                           -----------    -----------

Cash flows from financing activities:
   Proceeds from (payments of) of lines of credit                             (488,645)     1,211,535
   Proceeds from convertible note payable                                         --          500,000
   Payments of long-term note payable                                             --          (41,666)
   Deferred financing cost                                                        --          (45,000)
                                                                           -----------    -----------
Net cash provided by (used in) financing activities                           (488,645)     1,624,869
                                                                           -----------    -----------

Net increase in cash and cash equivalents                                       26,066         24,866

Cash and cash equivalents at beginning of year                                 132,234        965,410
                                                                           -----------    -----------

Cash and cash equivalents at end of year                                   $   158,300    $   990,276
                                                                           ===========    ===========

Supplemental Schedules of Non-Cash Operating
      and Financing Activities:
   Common stock issued in conversion of debt                               $   139,069    $   223,856
                                                                           ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                           $    99,364    $      --
                                                                           ===========    ===========
   Taxes paid                                                              $     2,026    $    42,370
                                                                           ===========    ===========



          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999. The results of operations for the six months and three ended March 31, 1999 and 1998 and cash flows for the six months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

     The September 30, 1998 consolidated balance sheet has been derived from the audited consolidated financial statements at that date included in the Company's annual report. These unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on.

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

     (b) Principles of Consolidation:

     The accompanying consolidated financial statements as at March 31, 1999 and September 30, 1998 and for the three and six months ended March 31, 1999 and 1998 include the accounts of Globus International Resources Corp. and its subsidiaries, Shuttle International, Ltd. and Globus Foods International, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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

     (f) Concentrations of Credit Risk:

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company's requiring the prepayment from approximately 30% of its customers of up to 50% of each sale prior to shipment. Additionally, the accompanying financial statements reflect an allowance for doubtful accounts of $420,000 at March 31, 1999 and September 30, 1998.

     (g) Inventories:

     Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market. The accompanying financial statements reflect an allowance for the disposal of inventory of $500,000 at March 31, 1999 and September 30, 1998.

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

     (i) Goodwill:

     In December 1996, the Company acquired all of the outstanding capital stock of Shuttle which was owned 90% by officer/directors of the Company. The remaining 10% was owned by an unaffiliated individual who received 250,000 shares of the Company's common stock for his minority interest which aggregated $18,571. The Company's common stock had a fair value of $0.60 per share at the time of acquisition for a aggregate value of $150,000. The difference between the fair value of the Company's common stock and the minority interest at the date of acquisition aggregating $131,429 has been attributed to good-will and is being amortized over fifteen (15) years. Amortization charged to operations was $4,380 for the six months ended March 31, 1999 and 1998 and $2,190 for the three months ended March 31, 1999 and 1998.

     (j) Intangibles:

     Organization costs are being amortized over a sixty month period. Amortization charged to operations was $1,032 for the six months ended March 31, 1999 and 1998, and $516 for the three months ended March 31, 1999 and 1998.

     Deferred consulting costs are being amortized over the life of the consulting agreements. Amortization charged to operations in the six months ended March 31, 1999 and 1998 was $43,124 and $48,125, respectively and $21,562 was charged to operations for the three months ended March 31, 1998 and 1998.

     Deferred financing costs are legal, accounting and other costs associated with the placement of a $500,000 convertible note in November 1997. Amortization charged to operations for the six months ended March 31, 1998 was $28,440. In 1999, $6,044 of deferred financing costs were charged to additional paid in capital upon conversion of $130,000 of the convertible note and accrued interest into 1,322,119 share of Company's common stock. During fiscal 1998, $43,264 of deferred financing costs were charged to additional paid-in capital upon the conversion of $350,000 of the convertible note and accrued interest thereon into 500,637 shares of the Company's common stock.

     (k) Per Share Data:

     Net income (loss) per share was computed by the weighted average number of shares outstanding during each period. The issuance of all common shares in connection with all stock splits, the Merger and the acquisition of Shuttle have been retroactively reflected in the computation as if they had occurred as at October 1, 1996.

NOTE 3 - PROPERTY ASSETS:

                         Property assets consist of:

                                                  March 31,      September 30,
                                                    1999              1998
                                                  --------         --------
                                                 (Unaudited)

     Data processing and office equipment         $ 60,252         $ 59,243
     Furniture and fixtures                         21,283           21,283
     Automobiles and trucks                         43,687           43,687
                                                  --------         --------
                                                   125,222          124,213
     Less:  Accumulated depreciation                84,720           72,386
                                                  --------         --------

                                                  $ 40,502         $ 51,827
                                                  ========         ========

     Depreciation expense charged to operations for the six months ended March 31, 1999 and 1998 amounted to $12,334 and $10,111, respectively and for the three months ended March 31, 1999 and 1998 was $6,167 and $6,114, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS.

     (a) Notes Payable:

     A stockholder and the Company entered into a loan agreement in April 1996 whereby the stockholder acquired the Company's 7% interest bearing note $125,000 at par. The note was originally payable in full plus accrued interest on March 31, 1997. On April 30, 1997, the note was amended and the due date was extended to April 30, 1998. As a condition of the extension of the above note, the Company's 7% interest bearing note payable (which was originally payable in full plus accrued interest on July 16, 1997) to a professional corporation owned by this stockholder's spouse in the amount of $75,000 was prepaid in March 1997. Interest charged to operations for the six months ended March 31, 1998 and 1998 was $4,376 and for the three months ended March 31, 1999 and 1998 was $2,188. Accrued interest payable on these loans aggregated $28,880 and $24,504 at March 31, 1999 and September 31, 1998, respectively, and is included in accrued expenses. In May 1997, the stockholder agreed to subordinate his loan to a bank which had granted the Company a $2,000,000 line of credit. Although this stockholder has extended the due date to April 30, 1999, the stockholder was verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.

     On August 26, 1996, the parents of the Company's President purchased Shuttle's 15% interest bearing $20,000 note at par. The note, as amended, is repayable in full on August 22, 1999 with accrued interest. Interest charged to operations was $1,500 for the six months ended March 31, 1999 and 1998 and for the three months ended March 31, 1999 and 1998 was $750. Accrued interest payable to these individuals of $7,750 and $6,250 is included in accrued expenses at March 31, 1999 and September 30, 1998, respectively. These creditors have agreed to subordinate this indebtedness to a bank which had granted the Company a $2,000,000 line of credit in May 1997 and also have verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.

     (b) Rent Payable:

     Globus and Shuttle lease warehouse space from an entity controlled by three of the Company's officer/directors. Rent charged to operations in the six months ended March 31, 1999 and 1998 was $15,000 and $7,500 for the three months ended March 31, 1999 and 1998 of which $67,075 and $52,075 was unpaid and included in accrued expenses - related parties at March 31, 1999 and September 30, 1998, respectively. The leases which expire in 1999 require aggregate monthly rentals of $2,500. Each lease has option for renewal of five years at aggregate monthly rentals of $3,000.

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

NOTE 5 - CONVERTIBLE NOTE.

     Convertible Note:

     On November 2, 1997, the Company sold at par its 10% interest bearing note in the amount of $500,000 to a foreign corporation. The note is due and payable on November 2, 1998. In connection with the sale of the note, the Company incurred $95,000 of financing costs which are being amortized over the life of the note. The note principal and accrued interest, at the holder's option is convertible in whole or part into (i) shares of the Company's common stock at the lesser of $2.50 per share or 75% of the average bid and ask of the Company's common stock for the five (5) trading days immediately proceeding the noteholder's notice to convert and (ii) an equal number of warrants to acquire the same number of shares in (i) at $3.625 per share. If the Company is not successful in registering the underlying common shares as freely trading stock, when and if such note or any portion thereof is converted, by January 2, 1998, then the conversion price is adjusted to the lesser of $2.50 per share or 65% of the average bid and asked of the Company's common stock for the five proceeding trading days. As required by generally accepted accounting principles a financing expense of $224,103 was charged to operations for the discount between the amount paid for the note and the fair value of the common shares into which it can be converted with a corresponding increase in additional paid-in capital. On January 5, 1998, $223,857 of principal and interest was converted into 201,673 shares of common stock and warrants to acquire 201,673 shares of common stock at $3.625 per share. On May 15, 1998, an additional $150,000 in the note's principal plus $7,890 in interest was converted into 298,964 shares of the Company's common stock. In December 1998, the noteholder converted $87,783 of the note principal and accrued interest of $9,912 into 1,100,000 of the Company's common shares. On February 9, 1999, principal of $41,000 and interest of $5,201 was converted into 221,119 shares of the Company's common stock.

NOTE 6 - MAJOR RELATIONSHIPS AND SEGMENT INFORMATION.

     The Company is comprised of two business segments. The distribution of food products and the distribution of auto paint and parts and clothing. Clothing sales commenced in July 1996. No sales of clothing were made in the six months ended March 31, 1999. Set forth below are sales, operating income, capital expenditures, depreciation and identifiable assets of the segments.

                                                                 For the Six
                                                                 Months Ended
                                                                March 31, 1999
                                                                --------------

     Net sales (000's):
       Food products                                               $  5,537
       Other                                                            351
                                                                   --------

                                                                   $  5,888
                                                                   ========

     Operating income (loss) (000's):
       Food products                                               $114,485
       Other                                                         29,654
                                                                   --------

                                                                   $144,139
                                                                   ========

     Depreciation (000's):
       Food products                                               $     55
       Other                                                              6
                                                                   --------

                                                                   $     61
                                                                   ========

     Capital additions (000's):
       Food products                                               $   --
       Other                                                              1
                                                                   --------

                                                                   $      1
                                                                   ========

     Identifiable assets (000's):
       Food products                                               $  5,434
       Other                                                            619
                                                                   --------

                                                                   $  6,053
                                                                   ========

     The food products segment has had only nine (9) customers since it started shipments in August 1995. One customer accounted for 82.9% and 38.1% of the food products segment's sales for the six months ended March 31, 1999 and 1998, respectively. Sales of this segment's products for another customer were 8.4% and 31.7% for the same periods.

     The other segments' sales were to nine (9) customers of which one customer accounted for 59.8% of sales for the three months ended March 31, 1999.

NOTE 7 - COMMITMENTS AND CONTINGENCIES.

     (a) Letters of Credit:

     The Company is contingently liable for approximately $63,000 in letters of credit outstanding at March 31, 1999.

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


         (iii) The Company has another financial consulting agreement under which the consultant for two years will advise the Company's management in regards to strategic corporate planning, long- term investment policies and potential mergers and acquisitions. The consultant was issued 125,000 shares of the Company's stock as payment for its services to be rendered. The fair value of the issued shares of $75,000 is being charged over the life of the agreement.

     (c) Employment Contract:

     The Company's President, CFO and Vice President of sales were verbally authorized compensation in aggregate of $127,000 per year through September 30, 1996. The Board of Directors' authorized an annual salary of $90,000 for each of these officers, who also are members of the Board of Directors for fiscal 1997 and $150,000 for calendar 1998. The officers have agreed to defer payment of their compensation until the Company's cash flow permits. At March 31, 1999 and September 30, 1998 these officers were owned $155,659. Such liabilities are included in accrued expenses and other current liabilities - related parties.

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