Form 10KSB/A
period 1998-09-30
GLOBUS INTERNATIONAL RESOURCES CORP
filed 1999-07-13
CIK 1033114

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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

                   Name and Address of         Amount and Nature of   Percent of
Title of Class     Beneficial Owner            Beneficial Ownership     Class
--------------     ----------------            --------------------     -----

Common Stock    Serge Pisman                         1,116,667          14.33%
                2 World Trade Center
                New York, New York  10048

Common Stock    Herman Roth                          1,116,666          14.33%
                2 World Trade Center
                New York, New York  10048

Common Stock    Yury Greene                          1,116,666          14.33%
                2 World Trade Center
                New York, New York  10048

All directors and officers as a group (3 in number)  3,349,999          42.99%

Common Stock    FTP Inc.                               650,256(1)        8.3%
                Robert W. Martyn                       650,256(1)        8.3%
                48 Par-La-Ville Road
                Hamilton, Bermuda

(1) Does not include warrants to purchase 222,119 shares of Common Stock at $3.625 per share. Mr. Martyn owns his securities indirectly as sole shareholder of FTP Inc.

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

GLOBUS INTERNATIONAL RESOURCES CORP.

By:      /s/ Serge Pisman
         -------------------------------
Title:   President
         -------------------------------
Dated:   July 13, 1999
         -------------------------------


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ Serge Pisman
         -------------------------------
Title:   President
         -------------------------------
Dated:   July 13, 1999
         -------------------------------


By:      /s/ Herman Roth
         -------------------------------
Title:   Secretary
         -------------------------------
Dated:   July 13, 1999
         -------------------------------


By:      /s/ Yury Green
         -------------------------------
Title:   Treasurer
         -------------------------------
Dated:   July 13, 1999
         -------------------------------

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