Form 10QSB
period 1999-06-30
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2000-03-06
CIK 1033114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   ----------
                                  FORM 10-Q/SB

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from _________________ to _________________
                             Commission file number

                      GLOBUS INTERNATIONAL RESOURCES CORP.
             (Exact name of registrant as specified in its charter)

               Nevada                                     88-0203697
    (State of other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

    Two World Trade Center
    Suite 2400
    New York, N. Y.                                            10048
    (Address of principal executive office)                  (zip code)

        Registrant's telephone number, including area code: 212-839-8000

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___


              7,771,616 shares, $.001 par value, as of January 31, 2000 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)


GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                                         JUNE 30, 1999
                                                           (Unaudited)

                                                            I N D E X

                                                              Page No.
                                                              --------
Part I -  Financial Information:

      Item 1.      Consolidated Financial Statements (Unaudited):

                   Balance Sheets
                   As at June 30, 1999 and September 31, 1998 .......         3

                   Statements of Operations
                   For the Three and Nine Months Ended
                   June 30, 1999 and 1998 ...........................         4

                   Statements of Cash Flows
                   For the Nine Months Ended
                   June 30, 1999 and 1998 ...........................         5

                   Notes to Consolidated Financial Statements ........      6-14



              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS
                                                            (Unaudited)


                                           June 30,           September 30,
                                           1999                      1998
                                         -----------                 -----------
A S S E T S

Current assets:
   Cash and cash equivalents                        $   109,011    $   132,234
   Cash - restricted                                    637,258        597,412
   Accounts receivable                                3,160,398      3,489,982
   Inventories                                        1,506,874      1,583,196
   Income tax refunds receivable                         40,000         40,000
   Prepaid expenses                                       6,030            0
                                                   -----------       -----------
            Total current assets                      5,459,571      5,842,824
                                                   -----------    -----------

Property assets - at cost,
   net of accumulated depreciation                        38,112         51,827
                                                     -----------    -----------

Other assets:
   Deferred financing costs                       --               6,044
   Deferred consulting costs                      59,690         124,376
   Goodwill net of accumulated amortization     108,797          115,367
   Organization costs                            1,379             2,927
   Security deposits                             26,000           26,000
                                                -----------    -----------
            Total other assets                    195,866        274,714
                                                 -----------    -----------

                                                 $ 5,693,549    $ 6,169,365
                                                 ===========    ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               June 30,     September 30,
Current liabilities:                               1999            1998
                                                 _________   __________
 Bank lines of credit payable                    $ 1,885,310    $ 1,893,955
   Notes payable - related parties                145,000           145,000
   Convertible note payable                    --                   130,000
   Accounts and acceptances payable               197,973           446,472
   Accrued expenses and other current
      liabilities - related parties                103,705          251,074
   Accrued expenses and other current liabilities  321,217          290,193
   Income taxes payable                            4,000              4,000
                                               -----------       -----------
            Total current liabilities              2,657,205      3,160,694
                                                -----------      -----------

Commitments and contingencies                     --             --

Stockholders' equity:
   Common stock, $.001 par value, authorized -
      50,000,000 shares, issued and outstanding -
      7,771,616 and 5,049,497, respectively        7,772            5,050
   Additional paid-in capital                     5,066,869      4,762,522
   Deficit                                      (2,038,297)    (1,758,901)
                                            -----------       -----------
            Total stockholders' equity           3,036,344      3,008,671
                                             -----------       -----------

                                               $ 5,693,549    $ 6,169,365
                                               ===========    ===========



          See accompanying notes to consolidated financial statements.



        GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                 For the Nine                                For the Three
                 Months Ended                             Months Ended
                 June 30,                                      June 30,
          ----------------------------             ----------------------------
            1999                1998                      1999            1998
    ------------    ------------                 ------------    ------------
Net sales
      $  8,588,564    $ 16,453,388    $  2,699,947    $  5,395,326
Cost of goods sold
        8,327,679       15,240,472        2,874,293        5,066,075
         --------        ------------        ------------        ------------
Gross profit
          260,885        1,212,916         (174,346)          329,251
      ------------        ------------        ------------        ------------

Operating expenses:
   Selling     135,172           462,441             49,475           213,773
   General and administrative
                183,376           513,280             38,851           161,454
   Depreciation and amortization
                 86,519            133,711             25,649            41,622

        ------------       ------------          ------------      ------------

                 405,067         1,109,432            113,975          416,849
       ------------        -----------           ------------      ------------
Income from operations
                (144,182)          103,484           (288,321)         (87,598)

         ------------     ------------         ------------      ------------
Other income (expense):
   Interest income
                17,747           32,245                 6,216            7,740
   Interest expense
               (152,961)       (339,958)            (52,221)       (45,755)
          ------------      ------------          ------------     ------------
Total other income (expense)
              (135,214)       (307,713)            (46,005)       (38,015)

       ------------      ------------         ------------       ------------
Income (loss) before
   income taxes
               (279,396)       (204,229)          (334,326)      (125,613)
Provision for income taxes
               --            19,864                      --         (62,400)
      ------------      ------------          ------------     ------------
Income (loss)
 $  (279,396)   ($   224,093)     $   (334,326)   ($   63,213)
   =====            ====               =====             ====
Net income (loss)
per common share
      $     (0.04)    ($      0.05)           $    (0.04)    ($      0.01)
              ======        ======                =====        ======
Weighted average number
   of shares outstanding
                7,771,616       4,730,093          7,771,616      4,904,543
                  =======       =======              =======   =======
          See accompanying notes to consolidated financial statements.


              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)

                        For the Nine
                        Months Ended
                        June 30,
                        --------------------------
                         1999           1998
                        -----------    -----------
Cash flows from operating activities:
   Net income (loss)
                                       $   (279,396) ($  224,093)
                                        -----------    -----------
   Adjustments to reconcile net income (loss)
         to net cash provided by (used in)
         operating activities:
      Depreciation and amortization        86,519        133,711
      Deferred income taxes                --              9,400
      Deferred rent                        --              4,415
      Issuance of stock in lieu of accrued salaries
                                          168,000             --
      Interest charge on conversion of debt
                                        15,113                --
      Interest charge on debt discount
                                             --          269,231
      Increase (decrease) in cash flows as
            a result of changes in asset and liability account balances:
         Accounts receivable               329,584     (1,503,381)
         Inventories                        76,322       (217,014)
         Prepaid expenses                 (6,030)                 --
         Accounts and acceptances payable  (248,499)       (218,926)
         Accrued expenses and other current liabilities:
            Related parties              (147,369)           60,114
            Other                         31,024              6,447
         Income taxes                           --          (38,418)
                                       -----------        -----------
   Total adjustments                        304,664     (1,494,421)
                                         -----------    -----------
Net cash provided by (used in) operating     25,266     (1,718,514)
  activities
                                         -----------    -----------

Cash flows from investing activities:
   Acquisition of property assets             --          (44,751)
   Restricted cash                        (39,846)          --
   Security deposit                           --          (24,000)
                                          -----------    -----------
Net cash used in investing activities       (39,846)      (68,751)
                                          -----------    -----------

Cash flows from financing activities:
   Proceeds from (payments of) of lines of credit
                                              (8,645)     1,281,749
   Proceeds from convertible note payable
                                                 --          500,000
   Payments of long-term note payable
                                                 --          (41,666)
   Deferred financing cost
                                                 --          (45,000)

                                              -----------    -----------
Net cash provided by (used in) financing activities
                                                 (8,645)     1,695,083

                                              -----------    -----------

Net increase(decrease) in cash and cash equivalents
                                                 (23,223)      (92,182)

Cash and cash equivalents at beginning of year
                                                  132,234        965,410

                                                  -----------    -----------

Cash and cash equivalents at end of year
                                                $    109,011    $   873,228

                                                   ===========    ===========

Supplemental Schedules of Non-Cash Operating
      and Financing Activities:
   Common stock issued in conversion of debt
                                                  $   139,069    $   223,856
   Common stock issued in liu of salaries
                                                   168,000          --
                                                ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Interest paid
                                                $ 152,961    $      9,082
                                                 ===========    ===========
   Taxes paid                                  $    7,781    $    47,396
                                                 ===========    ===========


          See accompanying notes to consolidated financial statements.


              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  JUNE 30, 1999
                                                     (Unaudited)

NOTE 1 - BASIS OF PRESENTATION.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999. The results of operations for the nine months and three ended June 30, 1999 and 1998 and cash flows for the nine months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.
     The September 30, 1998 consolidated balance sheet has been derived from the audited consolidated financial statements at that date included in the Company's annual report. These unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued) houses were pre-built in Canada and shipped in sea containers.

     Both Globus' and Shuttle's business rely upon their established trade relationships in Russia and the CIS states.


     (b) Principles of Consolidation:

     The accompanying consolidated financial statements as at June 30, 1999 and September 30, 1998 and for the three and nine months ended June 30, 1999 and 1998 include the accounts of Globus International Resources Corp. and its subsidiaries, Shuttle International, Ltd. and Globus Foods International, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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

     (f) Concentrations of Credit Risk:
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company's requiring the prepayment from approximately 30% of its customers of up to 50% of each sale prior to shipment. Additionally, the accompanying financial statements reflect an allowance for SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued) doubtful accounts of $420,000 at June 30, 1999 and September 30, 1998.

     (g) Inventories:

     Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market. The accompanying financial statements reflect an allowance for the disposal of inventory of $604,485 at June 30, 1999 and September 30, 1998.


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

     (i) Goodwill:

     In December 1996, the Company acquired all of the outstanding capital stock of Shuttle which was owned 90% by officer/directors of the Company. The remaining 10% was owned by an unaffiliated individual who received 250,000 shares of the Company's common stock for his minority interest which aggregated $18,571. The Company's common stock had a fair value of $0.60 per share at the time of acquisition for a aggregate value of $150,000. The difference between the fair value of the Company's common stock and the minority interest at the date of acquisition aggregating $131,429 has been attributed to good-will and is being amortized over fifteen (15) years. Amortization charged to operations was $6,570 for the nine months ended June 30, 1999 and 1998 and $2,190 for the three months ended June 30, 1999 and 1998.
     (j) Intangibles:

     Organization costs are being amortized over a sixty month period. Amortization charged to operations was $1,548 for the nine months ended June 30, 1999 and 1998, and $516 for the three months ended June 30, 1999 and 1998.

     Deferred consulting costs are being amortized over the life of the consulting agreements. Amortization charged to operations in the nine months ended June 30, 1999 and 1998 was $64,686 and $21,562 was charged to operations for the three months ended June 30, 1999 and 1998.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)
     Deferred financing costs are legal, accounting and other costs associated with the placement of a $500,000 convertible note in November 1997. Amortization charged to operations for the nine months ended June 30, 1998 was $47,192. In 1999, $6,044 of deferred financing costs were charged to additional paid in capital upon conversion of $130,000 of the convertible note and accrued interest into 1,322,119 share of Company's common stock. During fiscal 1998, $43,264 of deferred financing costs were charged to additional paid-in capital upon the conversion of $350,000 of the convertible note and accrued interest thereon into 500,637 shares of the Company's common stock.


     (k) Per Share Data:

     Net income (loss) per share was computed by the weighted average number of shares outstanding during each period. The issuance of all common shares in connection with all stock splits, the Merger and the acquisition of Shuttle have been retroactively reflected in the computation as if they had occurred as at October 1, 1996.

NOTE 3 - PROPERTY ASSETS:

                         Property assets consist of:

                                        June 30,      September 30,
                                        1999                 1998
                                        --------         --------
                                (Unaudited)

     Data processing and office equipment        $  59,24 3        $ 59,243
     Furniture and fixtures                         21,283           21,283
     Automobiles and trucks                         43,687           43,687
                                                  --------         --------
                                                   124,213          124,213
     Less:  Accumulated depreciation                86,101           72,386
                                                  --------         --------

                                                  $ 38,112         $ 51,827
                                                  ========         ========

     Depreciation expense charged to operations for the six months ended June 30, 1999 and 1998 amounted to $13,715 and $11,492, respectively and for the three months ended June 30, 1999 and 1998 was $1,381.


NOTE 4 - RELATED PARTY TRANSACTIONS.

     (a) Notes Payable:

     A stockholder and the Company entered into a loan agreement in April 1996 whereby the stockholder acquired the Company's 7% interest bearing note $125,000 at par. The note was originally payable in full plus accrued interest on March 31, 1997. On April 30, 1997, the note was amended and the due date was extended to April 30, 1998. As a condition of the extension of the above note, the Company's 7% interest bearing note payable (which was originally payable in full plus accrued interest on July 16, 1997) to a professional corporation owned by this stockholder's spouse in the amount of $75,000 was prepaid in March 1997. Interest charged to operations for the nine months ended June 30, 1999 and 1998 was $6,564 and for the three months ended June 30, 1999 and 1998 was $2,188. Accrued interest payable on these loans aggregated $31,068 and $24,504 at June 30, 1999 and September 30, 1998, respectively, and is included in accrued expenses-related party. In May 1997, the stockholder agreed to subordinate his loan to a bank which had granted the Company a $2,000,000 line of credit. Although this stockholder has extended the due date to July 31, 1999, the stockholder has verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.


     On August 26, 1996, the parents of the Company's President purchased Shuttle's 15% interest bearing $20,000 note at par. The note, as amended, is repayable in full on August 22, 1999 with accrued interest. Interest charged to operations was $2,250 for the nine months ended June 30, 1999 and 1998 and for the three months ended June 30, 1999 and 1998 was $750. Accrued interest payable to these individuals of $7,750 and $6,250 is included in accrued expenses-related party at June 30, 1999 and September 30, 1998, respectively. These creditors have agreed to subordinate this indebtedness to a bank which had granted the Company a $2,000,000 line of credit in May 1997 and also have verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.

     (b) Rent Payable:

     Globus and Shuttle lease warehouse space from an entity controlled by three of the Company's officer/directors. Rent charged to operations in the nine months ended June 30, 1999 and 1998 was $22,500 and $7,500 for the three months ended June 30, 1999 and 1998 of which $74,575 and $52,075 was unpaid and included in accrued expenses - related parties at June 30, 1999 and September 30, 1998, respectively. The leases which expire in 1999 require aggregate monthly rentals of $2,500. Each lease has option for renewal of five years at aggregate monthly rentals of $3,000.

RELATED PARTY TRANSACTIONS(Continued)
     (c) Officers' Compensation:

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


NOTE 6 - MAJOR RELATIONSHIPS AND SEGMENT INFORMATION.

     The Company is comprised of two business segments. The distribution of food products and the distribution of auto paint and parts and clothing. Clothing sales commenced in July 1996. No sales of clothing were made in the six months ended June 30, 1999. Set forth below are sales, operating income, capital expenditures, depreciation and identifiable assets of the segments.

                                                                 For the Nine
                                                                 Months Ended
                                                                 June 30, 1999
                                                                --------------
     Net sales (000's):
       Food products                                          $  8,096
       Other                                                      493
                                                                 --------
                                                                $  8,589
                                                                   ========
     Operating income (loss) (000's):
       Food products                                        $       (45)
       Other                                                        (99)
                                                                  --------
                                                            $      (144)
                                                                    ========
     Depreciation (000's):
       Food products                                            $     81
       Other                                                                  6
                                                                 --------
                                                                 $     87
                                                                   ========

     Identifiable assets (000's):
       Food products                                         $  5,115
       Other                                                      579
                                                             --------
                                                             $  5,694
                                                             ========
     The food products segment has had only nine (9) customers since it started shipments in August 1995. One customer accounted for 85% and 38% of the food products segment's sales for the nine months ended June 30, 1999 and 1998, respectively. Sales of this segment's products for another customer were 9.8% and 32% for the same periods.

     The other segments' sales were to nine (9) customers of which one customer accounted for 62.7% of sales for the three months ended June 30, 1999.
NOTE 7 - COMMITMENTS AND CONTINGENCIES.

     (a) Letters of Credit:

     The Company is contingently liable for approximately $75,000 in letters of credit outstanding at June 30, 1999.

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

     (c) Employment Contract:

     The Company's President, CFO and Vice President of sales were verbally authorized compensation in aggregate of $127,000 per year through September 30, 1996. The Board of Directors' authorized an annual salary of $90,000 for each of COMMITMENTS AND CONTINGENCIES(Continued) these officers, who also are members of the Board of Directors for fiscal 1997 and $150,000 for calendar 1998. The officers have agreed to defer payment of their compensation until the Company's cash flow permits. At June 30, 1999 and September 30, 1998 these officers were owned $155,659. Such liabilities are included in accrued expenses and other current liabilities - related parties.

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


This schedule contains summary financial information extracted from the interim financial statements of Globus International Resources Corp. as at and for the three months ended March 31, 1999 and is qualified in its entirety by reference to such financial statements.