Form 10-K
period 1999-09-30
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2000-03-14
CIK 1033114

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

                         Commission file number 0-24709

                      GLOBUS INTERNATIONAL RESOURCES CORP.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Nevada                                         #88-0203697
- -------------------------------                        ----------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

   Two World Trade Center, Suite 2400, New York, N.Y.          10048
   --------------------------------------------------        ----------
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

     Yes |X|      No   | |

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definative proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its fiscal year ended September 30, 1999 were $11,972,814.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $925,140 as of January 31, 2000.

The number of shares outstanding of the issuer's common stock as of January 31, 2000 was 7,771,616 shares.


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

     On September 12, 1997, the Company entered into a letter of understanding with Globe Meat Technology Ltd. ("GMT Denmark"), a Danish corporation, and Globe Meat Technology Poland S.A. ("GMT Poland"), a Polish corporation. The letter of understanding contemplates the entry by the parties into a commercial trade agreement whereby the Company would export pork products to Russia and other CIS countries. Pursuant to such an agreement, the Company, with the assistance of GMT Poland, would open a $2,000,000 revolving line of credit in its own name at a Polish bank. As of September 30,1999 this has not yet occured. The Company would purchase pigs from Polish farmers for delivery to GMT Poland. GMT Poland would then slaughter the pigs and process the meat according to the Company's specifications, based upon the market for such meat products in Russia and other CIS countries. At a future date to be determined, the Company will have an option either to receive 30% of the net profits of GMT Poland or to purchase a 30% equity interest in GMT Poland at a purchase price of $2,000,000.

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

     The Company's food and non-food distribution and exporting businesses contribute approximately ninty-five percent (95%) and five percent (5%) of gross revenues, respectively, during fiscal 1998.

ITEM 2. Description of Property.

     The Company, pursuant to a five-year agreement with the Port Authority of New York and New Jersey, leases approximately 2,840 square feet of space for an administrative, clerical and executive office for the Company's export business at 2 World Trade Center, Suite #2400, New York, NY 10047. The term of the lease commenced on February 15, 1996. Annual rent payments are $62,484 in years one and two, and $68,160 in year three, in years four and five, the company agreed to renting less space in exchange for annual reduced rent of 52,800. Under the terms of the Agreement, the Port Authority has the right to terminate this Agreement without cause, subject to certain conditions, at any time on one hundred eighty (180) days' notice to the Company. There is another lease with a warehouse in Georgia, United States to store paint with an annual rent of $36,000. This lease is renewable on January 1, 2002. The Company also has a lease with 1616 Mermaid Associates for a five year term which commenced on January 1, 1995 for approximately 1,000 square feet at 1616 Mermaid Avenue, Brooklyn, New York 11224. The annual rent is $12,000. The Company has an option to renew this lease for an additional five year term with annual rent increased by 9%.

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

     1616 Mermaid Associates is owned by Messrs. Serge Pisman, Herman Roth and Yury Greene, the Company's President, Secretary and Treasurer, respectively.

ITEM 3. Legal Proceedings.

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

     The Company's Common Stock trades under the symbol "GIRC" on the OTC Bulletin Board. The market for the Company's Common Stock is limited, sporadic and highly volatile. The following table sets forth the high and low bid prices per share of the Company's Common Stock during fiscal 1999, as reported by the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                                High           Low
                                                ----           ---

Fiscal 1999

     First Quarter                              .20            .10

     Second Quarter                             .20            .18

     Third Quarter                              .18            .06

     Fourth Quarter                             .06            .05

     The number of shareholders of record as of September 30, 1999 was 76.

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

General

     The Company was incorporated in October 1984 as Ross Custom Electronics ("Ross"). Ross was engaged in the electronics business. During fiscal 1993, 1994 and through June 1995, Ross had virtually no operations. On March 15, 1995, Ross merged with Globus Food Systems International Corp. which was accounted for as a pooling of interests. On October 18, 1996, the Company changed its name to Globus International Resources Corp.("Globus"). Globus, in August 1995, commenced operations by acquiring food and paint products from domestic and European suppliers and selling those products to wholessalers in Russia abd other former U.S.S.R. countries (also refered to as the Commonwealth of Independent States ("CIS")).

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



RESULTS OF OPERATIONS

Comparison of the Year Ended September 30, 1999 to 1998

   Revenues decreased $7,685,195(39.1%) in the year ended September 30, 1999 to $11,972,814 from $19,658,009 for the year ended September 30, 1998. The decrease is attributable to a decrease in the food products segment of $6,761,000(37%) coupled with a decrease in the sale of auto parts and clothing to Russian customers, down $924,000. The cost of sales in 1999 of $11,599,832 was $7,596,308(40%) lower than the 1998 cost of sales of $19,196,140. The reason for the low gross margin was the substantially lower revenues in 1999. The actual margins on sales of food products, auto parts and clothing were similar to the prior year.

   Selling expenses decreased $384,796(64%) during 1999 to $216,150 or 1.8% of sales as compared to $600,946 or 3.1% of sales in 1998. The decrease is due to the related decrease in sales activity.

   General and administrative costs decreased $414,675(54.0%) to 3.4% of net sales in 1999 from $766,821(4.1% of net sales) in 1998. This decrease arises from the lesser volume in sales, in addition to substantial cuts in employee salaries. Depreciation and amortization decreased 57,075(33%) to $113,489 (.9% of sales) from $170,564(.8% of sales) in 1998. This decrease is the result of certain deferred financing and consulting costs being fully amortized prior to the end of fiscal 1999.

   Interest income remained relatively constant in both periods, whereas interest expense decreased $161,536 to $214,095 in 1999, due to the large decrease in overall purchases from vendors which are primarily done through lines of credit, in addition to the elimination of convertible debt.

   The 1999 net loss of $608,329 is an increase in income from the net loss of $1,748,296 in 1998, the result of the major writedowns of inventory ($600,000) and accounts receivable ($420,000) in 1998 compared to $100,000 and $100,000, respectively in 1999. The loss in both years was mainly caused by the collapse of the Russian economy in the latter part of 1998.



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



FINANCIAL CONDITION

September 30, 1999 Compared to September 30, 1998

   Cash and cash equivalents at September 30, 1999 of $34,137 is $98,097 less than the cash and cash equivalents of $132,234 in September 30, 1998. This decrease in cash is primarily the result of a weak Russian economy in the latter part of fiscal 1998 and all of 1999 which in turn affected both the sales and the timeliness of accounts receivable collections.

   Accounts receivable increased $189,083(5.4%) to $3,679,065 at September 30, 1999 while sales for 1999 decreased $7,685,195(39.1%). The increase in accounts receivable is not only attributable to the weak Russian economy where all the customers are located, but also to the extension of credit terms for sales and a reduction in the requirement of cash prepayments prior to shipment. The Company's inventory level at September 30, 1999 was $412,552 less than the $1,583,196 level at September 30, 1998 primarily because of a sale of several containers of auto paint and a $100,000 additional reserve in the automotive paint inventory.

   The Company did not acquire any property assets in fiscal 1999.

   Accounts and acceptances payable decreased $64,751 to $381,721 at September 30, 1999 from $446,472 at September 30, 1998 due to the lack of sales and related purchase volume in fiscal 1999.

   Accrued expenses and other current liabilities decreased $64,751 to $381,721 at September 30, 1999 primarily due to forgiveness of certain accrued officer salaries and decreases in overall professional fees.

   There is currently no income tax liability. At the end of September 30, 1999 there was a tax liability of $4,000.

   Notes payable to banks and related parties of $2,216,934 at September 30, 1999 was $177,979 more than the September 30, 1999 amount of $2,038,955. This is the result of the poor financial results in fiscal 1999 and the related slow collection from customers. The Company utilized lines of credit to pay vendors for purchases, in turn raising amounts owed on debt at year end.

   Stockholders' equity decreased $221,259 to $2,787,412 at September 30, 1999 from $3,008,671 at September 30, 1998. The decrease arises from the large loss incurred in fiscal 1999, offset by the conversion debt to equity and the value of waived salaries.


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








Liquidity and Capital Resources

     The Company's working capital at September 30, 1999 and 1998 was $2,581,000 and $2,682,000 respectively. The Company's primary sources of working capital have been (i) the proceeds from its bank lines of credit, the Convertible Note, the working capital term loan, related party loans and advances, and (ii) the issuance of its securities for cash, as payments for services rendered and as well as its regular sales collections.

     Currently the Company's primary cash requirements include (i) the funding of its inventory purchases for and receivables from sales of products and (ii) ongoing selling, administrative and other operating expenses. Management believes that the Company's cash liquidity position will also be enhanced by the sale of and reduction in the paint inventory and that its present two unsecured bank lines aggregating $100,000 and its three secured letters of credit and acceptances payable lines of credit aggregating $3,000,000, should be in aggregate, sufficient to fund the Company's operation for the next twelve months. The above assumes the Company's operations are consistent with management's expectations which are expected to be an improvement from fiscal 1999. The Company may need additional financing thereafter. There can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing elected by the Company will depend upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. Moreover any statement regarding the Company's ability to fund its operations from expected cash flows is speculative in nature and inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.


ITEM 7. Financial Statements.

     The financial statements of the Company are included in this report commencing on page F-1.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     The company had changed accountants during fiscal 1999. A Form 8-K was filed relating to this change.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The following table sets forth the name, age and position of each person who was serving as an executive office or director of the Company at January 31, 2000:

Name                         Age    Office
- ----                         ---    ------

Serge Pisman                 35     President, Director
Herman Roth                  51     Secretary, Director
Yury Greene                  60     Treasurer, Director

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

     Based solely on its review of the copies of such reports received by the Company, and written representations that no Form 5 were required, the Company believes that, during the fiscal year ended September 30, 1999 and prior fiscal years, all filing requirements applicable to its officers and directors, and all of the persons known to the Company to own more than ten percent of its Common Stock, were complied with by such persons, except that Messrs. Pisman, Roth and Greene filed their initial statements of beneficial ownership late.

ITEM 10. Executive Compensation.

     The following table sets forth the annual compensation for the Company's Chief Executive Officer and President:

                                     Annual Compensation
                                     -------------------
       Name and Principal                                    Other Annual
            Position              Year       Salary*      Bonus    Compensation
            --------              ----       -------      -----    ------------

Serge Pisman, President.........  1999	 $  2,510
    1998     $104,815
                                  1997       90,000


* $34,000 was accrued during 1995 but paid in 1996; $19,118 was accrued during 1996 but paid in 1997; and $14,528 was accrued during 1997 and paid in 1998.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

     The table below sets forth information as to each person owing of record or who was known by the Company to own beneficially more than 5% of the 7,771,616 shares of issued and outstanding Common Stock of the Company as of January 31, 2000 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


                   Name and Address of         Amount and Nature of   Percent of
Title of Class     Beneficial Owner            Beneficial Ownership     Class
- --------------     ----------------            --------------------     -----

Common Stock    Serge Pisman                         1,116,667          14.33%
                2 World Trade Center
                New York, New York  10048

Common Stock    Herman Roth                          1,116,666          14.33%
                2 World Trade Center
                New York, New York  10048

Common Stock    Yury Greene                          1,116,666          14.33%
                2 World Trade Center
                New York, New York  10048

All directors and officers as a group (3 in number)  3,349,999          42.99%

Common Stock    FTP Inc.                               650,256(1)        8.3%
                Robert W. Martyn                       650,256(1)        8.3%
                48 Par-La-Ville Road
                Hamilton, Bermuda

(1) Does not include warrants to purchase 1,822,756 shares of Common Stock at $3.625 per share. Mr. Martyn owns his securities indirectly as sole shareholder of FTP Inc.

ITEM 12.  Certain Relationships and Related Transactions.

          Herman Roth loaned $125,000 to the Company in April, 1996 in exchange for the Company's 7% promissory note in the principal amount of
    $125,000. This note payable on March 31, 1997 but was extended indefinitely.

          Ida and Victor Pisman, Serge Pisman's parents, loaned $20,000 to the Company in August 1996 in exchange for the Company's 15% promissory note in the principal amount of $20,000. This note was payable on August 22, 1997 but was extended indefintely.

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



ITEM 13. Exhibits and Reports on Form 8-K.

(a)  The following exhibits are filed as part of this report:

Exhibit             Exhibit Title
- -------             -------------
  No.
  ---

(27)            Financial Data Schedule



                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBUS INTERNATIONAL RESOURCES CORP.

By:      /s/ Serge Pisman
         -------------------------------
Title:   President
         -------------------------------
Dated:   March 9, 2000
         -------------------------------


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ Serge Pisman
         -------------------------------
Title:   President
         -------------------------------
Dated:   March 9, 2000
         -------------------------------


By:      /s/ Herman Roth
         -------------------------------
Title:   Secretary
         -------------------------------
Dated:   March 9, 2000
         -------------------------------


By:      /s/ Yury Green
         -------------------------------
Title:   Treasurer
         -------------------------------
Dated:   March 9, 2000









INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Globus International Resources Corp.


We have audited the accompanying consolidated balance sheet of Globus International Resources Corp. and its subsidiaries as at September 30, 1999, and the related consolidated statements of operations, changes in stockholders equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Globus International Resources Corp. and it subsidiaries as at September 30, 1998 were audited by other auditors whose report dated January 8, 1999 expressed an unqualified opinion on these statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards requires that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globus International Resources Corp. and its subsidiaries as at September 30, 1999, and the results of its operations and its cash flows of the year then ended in conformity with generally accepted accounting principles.




	ARTHUR YORKES & COMPANY




New York, New York
WSL
WEINICK
   SANDERS								1515 Broadway
     LEVENTHAL & CO, LLP				New York, NY 10036-5788
	Certified Public Accountants					212-869-3333
								Fax:     212-764-3060
								WWW.WSLCO.COM



INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Globus International Resources Corp.


We have audited the accompanying consolidated balance sheet of Globus International Resources Corp. and its subsidiaries as at September 30, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted audited standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated results of operations and cash flows for the year ended September 30, 1998 of Globus International Resources Corp. and its subsidiaries, in conformity with generally accepted accounting principles.


						/s/ Weinick Sanders Leventhal & Co., LLP

New York, N. Y.
January 8, 1999


February 23, 2000

GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30,

	      1999		      1998

Current assets:
	Cash and cash equivalents	$     34,137	$     132,234
	Cash, restricted	708,837	597,412
	Accounts receivable	3,679,065	3,489,982
	Inventories	1,170,644	1,583,196
	Income tax refunds receivable	40,000	40,000
	Prepaid expenses	         12,828	                   -

		Total current assets	    5,645,511	    5,842,824

Property and equipment, at cost -
  net of accumulated depreciation	         35,410	         51,827

Other assets:
	Deferred financing costs	-	6,044
	Deferred consulting costs	38,128	124,376
	Goodwill, net of accumulated amortization	106,607	115,367
	Organization costs	863	2,927
	Security deposits	         26,000	         26,000

				       171,598	       274,714

				$  5,852,519	$  6,169,365

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Bank lines of credit payable	$  2,071,934	$  1,893,955
	Notes payable, related parties	145,000	145,000
	Convertible note payable	-	130,000
	Accounts and acceptances payable	381,721	446,472
	Accrued express and other current liabilities - related parties	107,205	251,074
	Accrued expenses and other current liabilities	359,247	290,193
	Income taxes payable	                   -	           4,000

		Total current liabilities	    3,065,107	    3,160,694

Commitments and contingencies (Note 11)

Stockholders' equity:
	Common stock, $.001 par value, authorized -
	  50,000,000 shares, issued and outstanding -
	  7,771,661 and 5,049,497 at September 30, 1999 and 1998,
	  respectively	7,772	5,050
	Additional paid-in-capital	5,146,869	4,762,522
	Deficit		  (2,367,229)	   (1,758,901)

				    2,787,412	    3,008,671

				$  5,852,519	$  6,169,365

GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30,





	      1999		      1998

Net sales		$11,972,814	$19,658,009

Cost of goods sold	  11,599,832	  19,196,140

Gross profit		       372,982	       461,869

Operating expenses:
	Selling		216,150	600,946
	General and administrative expenses	352,146	766,821
	Deprecation and amortization	113,489	170,564
	Allowance for doubtful accounts	       100,000	       410,000

		Total operating expenses	       781,785	    1,948,331

Income (loss) from operations	      (408,803)	   (1,486,462)

Other income (expenses):
	Interest income	24,035	36,177
	Interest expenses	      (214,095)	      (375,631)

		Total income (expenses)	      (190,060)	      (339,454)

Income (loss) before income taxes	(598,863)	(1,825,916)

Provision (benefit) for income taxes	           9,466	        (77,620)

Income (loss)	$    (608,329)	$ (1,748,296)

Net income (loss) per common share	$            (.08)	$            (.36)

Weighted average number of shares outstanding	7,201,335	4,809,508

GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998








			 Additional
	          Common Shares		   Paid-in-		Accumulated
	     Shares		   Amount		   Capital		    Deficit

Balance at September 30, 1997	4,548,860	$   4,549	$  4,155,309	$      (10,605)

Interest element attributed to convertible debt	-	-	269,231	-

Debt converted to equity	500,637	501	337,982	-

Net loss for the year ended September 30, 1998   -	      -	    -	   (1,748,296)

Balance at September 30, 1998	5,049,497	5,050	4,762,522	(1,758,901)

Debt converted to equity	2,722,119	2,722	304,347	-

Values of Salaries - Waived  -----       ---------     80,000     --------
Net loss for the year ended September 30, 1999    -	      -	    -	   (608,329)

Balance at September 30, 1999	7,771,616	$     7,772	$  5,146,869	$ (2,367,230)

GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

CONSOLIDATED CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,



	      1999		      1998
Cash flows from operating activities:
	Net income (loss)	$    (528,329)	$ (1,748,296)
	Adjustments to reconcile net income (loss) to net cash
	  used in operating activities:
		Depreciation and amortization	119,533	170,564
		Deferred income taxes		52,000
		Deferred rent		(12,921)
		Provision for doubtful accounts	100,000	410,000
		Provision for loss on disposal of inventory	100,000	500,000
		Interest charge in debt discount		269,231
		Increase (decrease) in cash flows as a result of change
		  in asset and liability account balances:
			Accounts receivable	(289,083)	(1,178,852)
			Inventories	312,552	(79,192)
			Prepaid expenses	(12,828)	20,000
			Accounts and acceptances payable	(64,751)	(993,147)
			Accrued expenses and other current liabilities:
				Related parties	33,200	151,534
				Other	69,054	152,975
			Income taxes	          (4,000)	      (178,607)

					Total adjustments	       363,677	      (716,415)

		Net cash used in operating activities	      (164,652)	   (2,464,711)

Cash flows from investing activities:
	Acquisition of property assets		(47,000)
	Restricted cash		      (111,425)	      (149,869)

		Net cash used in investing activities	      (111,425)	      (196,869)

Cash flows from financing activities:
	Proceeds from lines-of-credit	177,980	1,862,613
	Proceeds from convertible note payable	-	500,000
	Payments of long-term payable	-	(41,666)
	Deferred financing cost	                   -	        (45,000)

		Net cash provided by financing activities	       177,980	    2,275,947

Net increase (decrease) in cash and cash equivalents	(98,097)	(385,633)

Cash and cash equivalents at beginning of year	       132,234	       517,867

Cash and cash equivalents at end of year	$       34,137	$     132,234

Value of Salaries - Waived                $       80,000          ------

Common stock issued in conversion of debt	$     307,069	$     381,787

Supplemental disclosures of cash flow information:
	Interest paid	$     214,095	$    323,033
	Taxes paid	           9,466	      45,142

GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1999 AND 1998


1.	Organization:

Globus International Resources Corp. (the Company) was incorporated in the State of Nevada on October 24, 1984 as Ross Custom Electronics. On March 15, 1995, the Company merged with Globus Food Systems International Corp. (Globus) and changed its name to Globus Food Systems International Corp. hereafter referred to as the Merger. On September 18, 1996, the Company formed a wholly-owned New York State subsidiary corporation, Globus Food Systems International Corp. On October 18, 1996, the Board of Directors approved the change of the Company's name to Globus International Resources Corp.


2.	Summary of significant accounting policies:

Business:

Globus is a full service export distributor of food and paint products from manufacturers in the United States and Europe primarily to the Russian and CIS States marketplaces.

Shuttle is engaged in the distribution and exportation of non-food products such as auto parts and clothing primarily to Russian and the CIS states or, generally, the same geographic areas involved with the Company's food business. Shuttle also has an International Seminars Department which provides directors, and management of large and medium size Russian companies with western banking, financial systems and accounting seminars at the World Trade Center Institute in New York City.

Both Globus' and Shuttle's business rely upon their established trade relationships in Russian and the CIS states.

Principles of consolidation:

The accompanying consolidated financial statements as at September 30, 1999 and 1998 and for the years then ended include the accounts of Globus International Resources Corp. and its wholly-owned subsidiaries, Shuttle International, Ltd. and Globus Foods International, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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

Concentrations of credit risk:

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company's requiring the prepayment from approximately 30% of its customers of up to 50% of each sale prior to shipment. Additionally, the accompany financial statements reflect an allowance for doubtful accounts of $520,000 and $420,000 at September 30, 1999 and 1998, respectively.

Inventories:

Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market. The accompanying financial statements as at and for the year ended September 30, 1999 and 1998 reflect an allowance for the disposal of inventory of $704,485 and $604,485, respectively.

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

Goodwill:

Goodwill arising from the acquisition of a subsidiary's minority interest in 1996 is being amortized over a fifteen year period. Amortization charged to operation was $8,761 in 1999 and 1998.

Income taxes:

Deferred taxes are primarily attributable to different methods of computing depreciation and amortization and timing differences of deducting officers compensation for financial reporting purposes and income tax reporting purposes.

Intangibles:

Organization costs are being amortized over a sixty month period. Amortization charged to operations was $2,064 in 1999 and 1998.

Deferred consulting costs are being amortized over the life of the consulting agreements. Amortization charged to operations in 1999 and 1998 was $86,248 and $91,249, respectively.

Deferred financing costs are legal, accounting and other costs associated with the placement of a $500,000 convertible note in November 1997. Amortization charged to operations in fiscal 1998 was $45,692. During fiscal 1998, $43,264 of deferred financing costs were charge to additional paid-in-capital upon the conversion of $370,000 of the convertible note and accrued interest thereon into 500,637 shares of the Company's common stock. In fiscal 1999, the remaining $130,000 convertible note was converted upon issuance of 1,322,119 shares.

Per share data:

Net income (loss) per share was computed by the weighted average number of shares outstanding during each period. Outstanding warrants have not been considered because their effect would be anti-dilutive.

3.	Property assets:

Property assets consist of:

	          September 30,
	     1999		     1998

Data processing and office equipment	$     59,243	$     59,243
Furniture and fixtures	21,283	21,283
Automobiles and trucks	       43,687	       43,687

	124,213	124,213
Less:  Accumulated depreciation	       88,803	       72,386

	$     35,410	$     51,827

Depreciation expense charged to operations for the years ended September 30, 1999 and 1998 amounted to $16,417 and $22,798, respectively.

4.	Security deposits:

Security deposits are comprised of rent deposits relating to various leaseholds which the Company occupies of which $3,000 is for warehouse space leased from a related party (See Note 5).


5.	Related party transactions:

Notes payable:

A stockholder and the Company entered into a loan agreement in April 1996 whereby the stockholder acquired the Company's 7% interest bearing note of $125,000 at par. The note was originally payable in full plus accrued interest on March 31, 1997. On April 30, 1997, the note was amended and the due date was extended to April 30, 1998. Interest charged to operations for the year ended September 30, 1999 and 1998 was $4,376 and $8,748, respectively. No interest was charged in 1999 as the stockholder waived this right. Accrued interest payable on this loan aggregated $28,880 and $24,504 at September 30, 1999 and 1998, respectively, and is included in accrued expenses - related party. In May 1997, the stockholder agreed to subordinate his loan to a bank which had granted the Company a $2,000,000 line-of-credit. The stockholder verbally agreed not to demand payment of the debt as long as any portion of the line-of-credit is outstanding, and the repayment date is now indefinite.

On August 26, 1996, the parents of the Company's President purchased a subsidiary's 15% interest bearing $20,000 note at par. The note, as amended, is without a definite repayment date. Interest charged to operations was $3,000 for the year ended September 30, 1998. No interest was charged in 1999, per the approval of the noteholder. Accrued interest payable to these individuals of $3,250 is included in accrued expenses at September 30, 1999 and 1998.
These creditors have agreed to subordinate this indebtedness to a bank which had granted the Company a $2,000,000 line-of-credit in May 1997 and also have verbally agreed not to demand payment of the debt as long as any portion of the line-of-credit is outstanding.

Rent payable:

The Company leases warehouse space from an entity controlled by three of the Company's officer/directors. Rent charged to operations in the years ended September 30, 1999 and 1998 was $13,500 and $30,000 of which $41,075 and $52,075 was unpaid and included in accrued expenses - related parties at September 30, 1999 and 1998, respectively. The leases which expire in 2000 require aggregate monthly rentals of $1,500.

Officers' compensation:

In August 1997, the Board of Directors authorized compensation of $90,000 per year for each of the Company's President, CEO and vice-president commencing October 1, 1996. The Board's resolution also provided for these officers annual compensation to increase to $150,000 commencing January 1, 1998. The officers have agreed in 1998 to defer payment of their compensation until cash flow permits. One of the officers has verbally agreed to reduce his compensation to $75,000 per year in December 1998. In 1999, these officers agreed to waive their right to compensation in excess of what they were actually paid during the year.

6.	Financing arrangement:

Short-term debt:

At September 30, 1999, the Company had various credit facilities available:

A bank line of credit for direct borrowings and acceptances in the amount of $3,000,000 with a sub-limit of $1,000,000 on direct borrowings at 1-3/4% over prime. The line is collateralized by the guarantees of three of the corporate officers/ directors and a first lien on all corporate assets not previously pledged or collateralized. One of these shareholders and the parents of another have subordinated their notes payable by the company to them, to the bank. Additionally the company must maintain certificates of deposit with the bank equal to 50% of the amount of any outstanding letter of credit and/or bank borrowing under the line. The certificates of deposits pledged as collateral under this agreement amounted to $708,837 at September 30, 1999 and $597,412 at September 30, 1998.

The Company has lines of credit with the three other banks totally $125,000 in the aggregate. $100,000 of these lines are guaranteed by an officer of the Company. Interest during the year ended September 30, 1999 was charged at various rates of 9.75% to 15%.

	          September 30,
	     1999		     1998

Bank borrowing outstanding at September 30, 1999 and 1998 amounted to:

	Acceptances payable under the $3,000,000 credit-line	$1,983,739	$1,780,091

	Other bank loans payable (3) under $125,000 credit-line	       88,195	 113,864

		$2,071,934	$1,893,955

(ii) Related parties:

On April 7, 1996, the Company borrowed $125,000 from an officer/stockholder. The repayment date is indefinite as of September 30, 1999. Interest had been accrued until September 30, 1998 at 7%. Per the loanholder's approval, no additional interest was accrued after March 31, 1999.

On August 26, 1996 the Company borrowed $20,000 from a parent of its President as evidenced by a 15% note. The note has no definite repayment date. Per the noteholder's approval, no interest was accrued in 1999. Both of these notes are subordinated to a bank (see above) in connection with the granting of a line-of-credit to the Company by the bank. As long as any balance is outstanding under this line-of-credit, the note holders have verbally agreed not to demand payment of the notes and to subordinate such notes to this bank.

(iii) Convertible note:

On November 2, 1997, the Company sold at par its 10% interest bearing note in the amount of $500,000 to a foreign corporation. The note is due and payable on November 2, 1998. In connection with the sale of the note, the Company incurred $95,000 of financing costs which was being amortized over the life of the note. The note principal and accrued interest, at the holder's option was convertible in whole or part into (i) shares of the Company's common stock at the lesser of $2.50 per share or 75% of the average bid and ask of the Company's common stock for the five (5) trading days immediately proceeding the note-holder's notice to convert and (ii) an equal number of warrants to acquire the same number of shares in (i) at $3.625 per share. If the Company was not successful in registering the underlying common shares as freely trading stock, when and if such note or any portion thereof is converted, by January 2, 1998, then the conversion price is adjusted to the lesser of $2.50 per share or 65% of the average bid and asked of the Company's common stock for the five proceeding trading days. As required by generally accepted accounting principles a financing expense of $224,103 was charged to operations for the difference between the amount paid for the note and the fair value of the common shares into which it can be converted with a corresponding increase in additional paid-in-capital. During the year ended September 30, 1998, the noteholder converted $370,000 of this debt and accrued interest into 500,637 common shares and warrants to acquire 500,637 common shares at $3.625 per share.

During the year ended September 30, 1999, the noteholder converted the remaining $130,000 of debt and accrued interest into 1,322,119 common shares and warrants to acquire 1,322,119 common shares at $3.625 per share.

(iv) Note payable:

In August 1999, $20,000 was borrowed from an individual for a short-term needs. This was a non-interest bearing note which was repaid in October 1999.

7.	Income taxes:

The difference between income taxes computed using the statutory federal income tax rate and that shown in the financial statements are summarized as follows:

	                   For the Years Ended September 30,
	                 1999		                  1998

	Income (loss) before income taxes	$   (518,863)		$(1,775,916)
	Computed tax - (benefit) at
	  statutory rate	(176,400)	(34)%	(603,800)	(34.0)%
	State taxes net of federal tax benefit	(6,000)	(1)	(18,220)	(1.0)
	Non-deductible portion of interest and
	  compensatory element of common
	  stock issuance			91,600	5.2
	Amortization of goodwill			2,900	.1
	Other - net	9,466	2	(5,700)	(.3)
	Reserve for net operating loss
	  carryforward tax assets	     182,400	  35	     455,600	  25.6

		Total	$       9,466	    2%	$    (77,620)	   (4.4)%


8.	Deferred rent:

The accompanying financial statements reflect rent expense on a straight-line basis over the life of the lease. Rent expense charged to operations differs with the cash payments required under the terms of the real property operating leases because of scheduled rent payment increases throughout the term of the leases. The deferred rent liability is the result of recognizing rental expense as required by generally accepted accounting principles. In 1998, the Company renegotiated its lease for reduced space and the deferred amount was charged to operations.

9.	Common stock:

 (a)	Common stock issued for services rendered:

		(i)	In December 1996, the Company entered into a three year consulting
services 	agreement with Crabbe Capital Group Ltd. which was subsequently
extended an 	additional year.  The agreement requires that the consultant shall
(i) introduce the Company to the consultant's network of domestic and international commercial banking sources, (ii) advise and assist the Company in identifying, studying, and evaluating interest and exchange rate fluctuations, and (iii) assist the Company in securing letters of credit and reviewing its
commercial banking alliances and 	strategies.  As compensation for entering into
the agreement, the Company issued 325,000 shares of its common stock, 275,000 of which were issued pursuant to Rule 504 of Regulation D of the Securities Act of
1933, as amended.  The remaining 50,000 shares state that those shares have not been registered under the Securities Act of 1993, as amended.

The fair value of the 325,000 shares of common stock issued of $195,000 as determined by the Board of Directors is being amortized and charged to operations over the life of the consulting agreement.

(ii)In March 1997, the Company entered into a two year consulting agreement with
	Regency Group Enterprises, Inc.  The consultant received 125,000 shares of the
	Company's common stock to render financial advise in regards to strategic
	corporate planning, long-term investment policies, and potential mergers and
	acquisitions.  The fair value as determined by the Board of Directors, of shares issued of $75,000 was amortized over the two year life of the agreement.

(b)	Stock options:

(i)	The Company granted to each of three officers on December 31, 1997 options
 to 	acquire 300,000 shares of the Company's common stock at $1.72 per share
(110% of the market value at the date of grant.  The Company applies APB 25 in accounting for its stock options.  Accordingly, because the grant price equaled
or	exceeded the market price on the date of grant, no compensation expense is recognized for the stock options issued.  The fair value of the 900,000 options granted on December 31, 1997 of $1,404,000 ($1.56) is being amortized to
expense 	over the option period in determining their proforma earnings impact.
Had 	compensation cost for these stock options been recognized based upon the
fair	value 	on the grant date under the methodology prescribed by FAS 123, the
	Company's 	net income and earnings per share for the year ended September 30,
	1998 would 	have been impacted by a charge for compensation of $105,400
	resulting in an 	adjusted net loss of $1,803,700 or ($.2) per share.

The fair value of the options granted to estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

(ii)	The Globus International Resources Corp. 1998 Associate Stock Option Plan
(the Option Plan) was adopted by the Board of the Directors of the Company on
	December 31, 1997.  The stock options granted under this Option Plan will be
	nonstatutory stock options not intended to qualify as incentive stock options
within 	the meaning of Section 442 of the Internal Revenue Code of 1986, as
amended. 	Employees, officers, directors, consultants contractors and advisors
of the Company 	or any subsidiary are eligible to receive grants of the Options
Plan stock options. 	The per share option price of the Common Stock subject to
each option shall be at 	least equal to the greater of 110% of the fair market
value of the Company's 	Common Stock on the date or grant.  The Option Plan is
administered by a	committee appointed by the Board of Directors.  The Option
Plan provides that a 	maximum of 500,000 shares of Common Stock may be issued
upon the exercise of 	options granted under the Option Plan.  No options have
been granted under the	Option Plan at September 30, 1998.  On December 10, 1998,
the Board of Directors granted an option to a consultant for 300,000 shares of
common stock and to an 	officer for 200,000 shares of common stock.  Both
options' per share exercise price 	was $.12 which was 110% of the fair market
value at the date of grant.  Both the consultant and the officer exercised their
respective option on the date of grant. 	There are no further options available
under this plan.

These 500,000 shares were issued in cancellation of $60,000 of amounts due them by the Company

(c)	Warrants:

The Company has 1,822,756 common shares reserved for issuance upon the exercise of warrants at $3.625

10.	Major relationships and segment information:

The Company is comprised of two business segments. The distribution of food products and the distribution of auto paint and parts and clothing. Clothing sales commenced in July 1996 represent 5.1% for fiscal 1998. There were no clothing sales in fiscal 1999. Set forth below are sales, operating income, capital expenditures, depreciation and identifiable assets of the segments. Operating income is reflective of a charge for corporate costs of $90,000 in fiscal 1998 allocated from the food distribution segment distribution segment to the auto and clothing segments. No such charge exists in fiscal 1999.

	    For the Years Ended
	          September 30,
	     1999		     1998

Net sales (000's):
	Food products	$     11,336	$     18,097
	Other	            637	         1,561
			$     11,973	$     19,658

Operating income (loss) (000's):
	Food products	$        (267)	$         (826)
	Other	            (61)	           (660)
			$        (328)	$      (1,486)

Depreciation (000's):
	Food products	$          108	$          159
	Other	                6	              12
			$          114	$          171

Capital additions (000's):
	Food products	$               -	$            47
	Other	                 -	                  -
			$               -	$            47

Identifiable assets (000's):
	Food products	$       3,920	$       3,796
	Other	         1,932	         2,373
			$       5,852	$       6,169



The food products segment has had only nine (9) customers since it started shipments in August 1995. One customer accounted for 80% and 31.7% of the food products segment's sales for fiscal 1999 and 1998, respectively. Sales of this segment's products for another customer were 10% and 20.0% for the same periods.

The other segments' sales were to eight (8) customers of which one customer accounted for 65% and 14.6% of sales for the years September 30, 1999 and 1998, respectively. Another customer accounted for 17.3% and 21.3% of sales for the same periods. A third customer accounted for 4.4% and 21.3%, respectively, of sales for 1999 and 1998. A fourth customer accounted for 5.8% in 1999 and 10.9% in 1998.

11.	Commitment and contingencies:

Leases:

The Company is a lessee under three operating real property leases for office and warehouse space. Rent expense charged to operations for the years ended September 30, 1999 and 1998 was $108,525 and $109,639, respectively. Future minimum annual rent commitments as of the Company's fiscal year-end are as follows:

	Years Ended
	September 30,		  Amount

	2000	$ 120,000
	2001	  120,000

Consulting agreement:

(i)	In July 1996, the Company entered into a financial consulting agreement with an individual who will advise the Company on certain financial matters.  The agreement provides for the consultant to receive $2,000 a month for his services commencing in August 1996.  The agreement may be terminated by either party upon two weeks notice.

(ii)	In 1996, the Company entered into a four year consulting services agreement
with Crabbe 	Capital Group Ltd. under which the consultant shall (i) introduce the Company to the consultant's network of domestic and international commercial
banking sources, (ii) 	advise and assist the Company in identifying, studying,
and evaluating interest and exchange rate fluctuations, and (iii) assist the
Company in securing letters of credit and review commercial banking alliances
and strategies.  The Company issued to the 	consultant 325,000 shares of its
common stock as compensation for its services.  The fair value of the 325,000 shares of common stock issued of $195,000 is being amortized and charged to operations over the life of the consulting agreement.  Amortization charged to operations in fiscal 1999 and 1998 was $48,750.

(iii) In 1997, the Company has a financial consulting agreement for two years
under which the 	consultant will advise the Company's management in regards to strategic corporate planning, long-term investment policies and potential mergers and acquisitions.  The consultant was issued 125,000 shares of the
Company's stock as payment for its services to be rendered.  The fair value of the issued shares of $75,000 is being charged over the life of the agreement.
Amortization charged to operations was $37,500 in 1999 and 1998.

Employment contract:

The Board of Directors' authorized an annual salary of $90,000 for each of three officers, who also are members of the Board of Directors for fiscal 1997 and $150,000 for calendar 1998. The officers first agreed to defer payment of their compensation until the Company's cash flow permits. At September 30, 1998 these officers were owed $155,659. Such liabilities were included in accrued expenses and other current liabilities - related parties. In December 31, 1998, the officers were issued common stock valued at $108,000 to reduce the Company's obligations (see Note 9 (b)(i). The officers agreed to waive their right to salaries for 1999 in excess of what they were paid.

Additionally in October 1995, the Company entered into three year employment's contracts with two employees the aggregate annual compensation under these contracts is approximately $120,000. In December 1998 these two employees were issued 500,000 shares of common stock in payment of $60,000 due them (See Note 9
(b)(ii), and additionally waived their right to amounts in excess of what they were paid in 1999.

The company considers the value of these services waived to be $80,000 and has charged this amount to expense with a corresponding increase to additional paid-in-capital.