Form 10QSB
period 1999-12-31
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2000-03-14
CIK 1033114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   ----------
                                  FORM 10-Q/SB

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended December 31, 1999
                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___


              7,771,616 shares, $.001 par value, as of January 31, 2000 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)
                                                      Page 1 of 14
              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                                         DECEMBER 31, 1999
                                                           (Unaudited)


                                                            I N D E X

                                                                Page No.
                                                                --------

Part I -  Financial Information:

      Item 1.      Consolidated Financial Statements (Unaudited):

                   Balance Sheets
                   As at December 31, 1999 and September 30, 1999 .......  3

                   Statements of Operations
                   For the Three Months Ended
                   December 31, 1999 and 1998 ...........................  4

                   Statements of Cash Flows
                   For the Three Months Ended
                   December 31, 1999 and 1998 ...........................  5

                   Notes to Consolidated Financial Statements ........  6-14

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS
                                                            (Unaudited)


                                     December 31,           September 30,
                                          1999                      1999
                                    -----------                 -----------
                                   A S S E T S

Current assets:
   Cash and cash equivalents        $       1,120    $    34,137
   Cash - restricted                      616,302        708,837
   Accounts receivable                  3,442,770      3,679,065
   Inventories                          1,170,644      1,170,644
   Income tax refunds receivable           40,000           40,000
   Prepaid expenses                        12,828            12,828
                                      -----------       -----------
            Total current assets        5,283,664      5,645,511
                                       -----------    -----------

Property assets - at cost,
   net of accumulated depreciation             34,098         35,410
                                           -----------    -----------

Other assets:
   Deferred consulting costs                     28,596          38,128
   Goodwill net of accumulated amortization     104,417         106,607
   Organization costs                               347             863
   Security deposits                             26,000          26,000
                                                -----------    -----------
            Total other assets                  159,360         171,598
                                                -----------    -----------

                                               $ 5,477,122    $ 5,852,519
                                               ===========    ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                         December 31,   September 30,
Current liabilities:                            1999            1999
                                               _________   __________
 Bank lines of credit payable                  $ 1,866,815    $ 2,071,934
   Notes payable - related parties                 301,000        145,000
   Accounts and acceptances payable                193,487        381,721
   Accrued expenses and other current
      liabilities - related parties                 137,382       107,205
   Accrued expenses and other current liabilities   228,658       359,247
                                                -----------     ----------
            Total current liabilities             2,727,342      3,065,107
                                                -----------     -----------

Commitments and contingencies                          --             --

Stockholders' equity:
   Common stock, $.001 par value, authorized -
      50,000,000 shares, issued and outstanding -
      7,771,616                                       7,772          7,772
   Additional paid-in capital                     5,146,869      5,146,869
   Deficit                                       (2,404,861)    (2,367,229)
                                                 -----------    -----------
               Total stockholders' equity          2,749,914     2,787,412
                                                 -----------    -----------

                                                $ 5,477,122    $ 5,852,519
                                                ===========    ===========


          See accompanying notes to consolidated financial statements.

           GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)

For the Three
Months Ended
December 31,
                    ----------------------------

                                        1999            1998
                                   ------------    ------------
Net sales                          $  3,065,631    $  2,768,294
Cost of goods sold                    2,938,090       2,623,553
                                   ------------    ------------
Gross profit                            127,541         144,741
                                   ------------     ------------
Operating expenses:
   Selling                               37,587          50,874
   General and administrative            47,264          72,708
   Depreciation and amortization         15,638          30,435
                                   ------------      ------------
                                        100,489          154,017
                                   ------------      ------------
Income from operations                   27,052           (9,276)
                                   ------------      ------------
Other income (expense):
   Interest income                       11,487            6,636
   Interest expense                     (76,171)         (49,009)
                                    ------------     ------------
Total other income (expense)            (64,684)         (42,373)
                                    ------------     ------------
Income (loss) before
   income taxes                         (37,632)       (51,649)
Provision for income taxes                 --                --
                                    ------------     ------------
Income (loss)                       $    (37,632)   ($   51,649)
                                         =====             ====
Net income (loss)
per common share                     $   (0.004)    ($      0.01)
                                           =====        ======
Weighted average number
   of shares outstanding                7,771,616      5,560,366
                                          =======   =======
          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                        For the Three
                                         Months Ended
                                          December 31,
                                                --------------------------
                                                    1999           1998
                                                -----------    -----------
Cash flows from operating activities:
   Net income (loss)                             $    (37,682) ($  51,649)
                                                 -----------    -----------
   Adjustments to reconcile net income (loss)
         to net cash provided by (used in)
         operating activities:
      Depreciation and amortization                15,638          30,435
      Deferred income taxes                        --                    --
      Deferred rent                               --                    --
      Interest charge on conversion of debt      15,113
      Interest charge on debt discount            --                     --
      Increase (decrease) in cash flows as
       a result of changes in asset and liability account balances:
         Accounts receivable                     236,295      191,329
         Inventories                               -         (1,546)
         Prepaid expenses                          -                 --
         Accounts and acceptances payable              (188,234)       183,559
         Accrued expenses and other current liabilities:
            Related parties                         30,177           12,538
            Other                                 (130,589)         (29,507)
         Income taxes                               --                 --
                                             -----------        -----------
   Total adjustments                               (36,713)        401,921
                                                 -----------    -----------
Net cash provided by (used in) operating               (74,395)       350.272
  activities
                                      -----------    -----------

Cash flows from investing activities:
   Acquisition of property assets              (2,088)                --
   Restricted cash                             92,669              18,845
   Security deposit                                    --             --
                                              -----------    -----------
Net cash used in investing activities            90,497         18,845
                                               -----------    -----------

Cash flows from financing activities:
   Proceeds from (payments of) of lines of credit    (205,119)    (261,425)
   Proceeds from convertible note payable              --                 --
   Proceeds from note payable-related parties      156,000              --
   Deferred financing cost                         --                   --
                                               -----------    -----------
Net cash provided by (used in) financing activities     (49,119)     (261,425)
                                                  -----------    -----------

Net increase(decrease) in cash and cash equivalents    (33,017)     107,692

Cash and cash equivalents at beginning of year         34,137      132,234
                                                -----------    -----------

Cash and cash equivalents at end of year         $    1,120    $ 239,926
                                                  ===========    ===========

Supplemental Schedules of Non-Cash Operating
      and Financing Activities:
   Common stock issued in conversion of debt  $             0    $   139,069
                                              ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                  $   76,171    $    46,071
                                                ===========    ===========
   Taxes paid                                 $       500    $      1,541
                                                 ===========    ===========


          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  DECEMBER 31, 1999
                                                     (Unaudited)

NOTE 1 - BASIS OF PRESENTATION.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999. The results of operations for the three months ended December 31, 1999 and 1998 and cash flows for the three months ended December 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.
     The September 30, 1999 consolidated balance sheet has been derived from the audited consolidated financial statements at that date included in the Company's annual report. These unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on.

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


     (b) Principles of Consolidation:

     The accompanying consolidated financial statements as at December 31, 1999 and September 30, 1999 and for the three months ended December 31, 1999 and 1998 include the accounts of Globus International Resources Corp. and its subsidiaries, Shuttle International, Ltd. and Globus Foods International, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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

     (f) Concentrations of Credit Risk:
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company's requiring the prepayment from approximately 30% of its customers of up to 50% of each sale prior to shipment. Additionally, the accompanying financial statements reflect an allowance for doubtful accounts of $520,000 at December 31, 1999 and September 30, 1999.

     (g) Inventories:

     Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market. The accompanying financial statements reflect an allowance for the disposal of inventory of $704,485 at December 31, 1999 and September 30, 1999.


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

     (i) Goodwill:

     In December 1996, the Company acquired all of the outstanding capital stock of Shuttle which was owned 90% by officer/directors of the Company. The remaining 10% was owned by an unaffiliated individual who received 250,000 shares of the Company's common stock for his minority interest which aggregated $18,571. The Company's common stock had a fair value of $0.60 per share at the time of acquisition for a aggregate value of $150,000. The difference between the fair value of the Company's common stock and the minority interest at the date of acquisition aggregating $131,429 has been attributed to good-will and is being amortized over fifteen (15) years. Amortization charged to operations was $2,190 for the three months ended December 31, 1999 and 1998.
     (j) Intangibles:

     Organization costs are being amortized over a sixty month period. Amortization charged to operations was $516 for the three months ended December 31, 1999 and 1998.

     Deferred consulting costs are being amortized over the life of the consulting agreements. Amortization charged to operations in for the three months ended December 31, 1999 and 1998 was 9,532 and 21,562, respectively.

     (k) Per Share Data:

     Net income (loss) per share was computed by the weighted average number of shares outstanding during each period. The issuance of all common shares in connection with all stock splits, the Merger and the acquisition of Shuttle have been retroactively reflected in the computation as if they had occurred as at October 1, 1996.










NOTE 3 - PROPERTY ASSETS:
                         Property assets consist of:

                                          December 31,      September 30,
                                             1999                 1999
                                         --------               --------
                                                        (Unaudited)

     Data processing and office equipment      $  61,331        $  59,243
     Furniture and fixtures                       21,283           21,283
     Automobiles and trucks                       43,687           43,687
                                                --------         --------
                                                 126,301          124,213
     Less:  Accumulated depreciation              92,203           88,803
                                                --------         --------

                                                 $ 34,098        $ 35,410
                                                ========         ========

     Depreciation expense charged to operations for the three months ended December 31, 1999 and 1998 amounted to $3,400 and $6,167, respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS.

     (a) Notes Payable:

     A stockholder and the Company entered into a loan agreement in April 1996 whereby the stockholder acquired the Company's 7% interest bearing note $125,000 at par. The note was originally payable in full plus accrued interest on March 31, 1997. On April 30, 1997, the note was amended and the due date was extended to April 30, 1998. As a condition of the extension of the above note, the Company's 7% interest bearing note payable (which was originally payable in full plus accrued interest on July 16, 1997) to a professional corporation owned by this stockholder's spouse in the amount of $75,000 was prepaid in March 1997.
No interest was charged to operations for the three months ended December 31, 1999 and $2,188 was charged to operations for the three months ended December 31, 1998.
Accrued interest payable on these loans aggregated $31,068 at December 31,1999 and September 30, 1999, respectively, and is included in accrued expenses-related party. In May 1997, the stockholder agreed to subordinate his loan to a bank which had granted the Company a $2,000,000 line of credit. The stockholder has extended the due date indefinitely and has verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.


     On August 26, 1996, the parents of the Company's President purchased Shuttle's 15% interest bearing $20,000 note at par. The note, as amended, is repayable in full with no definite repayment date.No interest was charged for the three months ended December 31, 1999. Interest charged for the three months ended December 31, 1998 was $750. Accrued interest payable to these individuals of $7,750 is included in accrued expenses-related party at December 31, 1999 and September 30, 1999, respectively. These creditors have agreed to subordinate this indebtedness to a bank which had granted the Company a $2,000,000 line of credit in May 1997 and also have verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.

    During the first quarter of fiscal 2000, three shareholders of the Company loaned the Company $156,000 due to the current cash needs of the business. These amounts, expected to be repaid within the year, have no definite repayment terms and the shareholders have agreed not to require the accrual of interest.

     (b) Rent Payable:

     Globus and Shuttle lease warehouse space from an entity controlled by three of the Company's officer/directors. Rent charged to operations in the threee months ended December 31, 1999 and 1998 was $7,500 of which $74,575 was unpaid and included in accrued expenses - related parties at December 31, 1999 and September 30, 1999, respectively. The leases which expire in 2004 require aggregate monthly rentals of $2,500. Each lease has option for renewal of five years at aggregate monthly rentals of $3,000.

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



NOTE 5 - MAJOR RELATIONSHIPS AND SEGMENT INFORMATION.

     The Company is comprised of two business segments. The distribution of food products and the distribution of auto paint and parts and clothing. Clothing sales commenced in July 1996. No sales of clothing were made in the three months ended December 31, 1999. Set forth below are sales, operating income, capital expenditures, depreciation and identifiable assets of the segments.

                                                             For the Three
                                                             Months Ended
                                                             December 31, 1999
                                                             --------------
     Net sales (000's):
       Food products                                          $  2,967
       Other                                                       99
                                                             --------
                                                                 $  3,066
                                                                  ========
     Operating income (loss) (000's):
       Food products                                        $         37
       Other                                                        (10)
                                                                   --------
                                                               $        27
                                                                    ========
     Depreciation (000's):
       Food products                                            $     14
       Other                                                                  2
                                                                  --------
                                                                 $     16
                                                                   ========

     Identifiable assets (000's):
       Food products                                         $  4,943
       Other                                                             534
                                                                  --------
                                                                      $  5,477
                                                                   ========
     The food products segment has had only nine (9) customers since it started shipments in August 1995. One customer accounted for 77% and 88% of the food products segment's sales for the three months ended December 31, 1999 and 1998, respectively. Sales of this segment's products for another customer were 10% and 7.1% for the same periods.

     The other segments' sales were to six (6) customers of which one customer accounted for 80.8% and of sales for the three months ended December 31, 1999.
NOTE 7 - COMMITMENTS AND CONTINGENCIES.


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

     (c) Employment Contract:

     The Company's President, CFO and Vice President of sales were verbally authorized compensation in aggregate of $127,000 per year through September 30, 1996. The Board of Directors' authorized an annual salary of $90,000 for each of these officers, who also are members of the Board of Directors for fiscal 1997 and $150,000 for calendar 1998. The officers have agreed to not require any of the payments due them in excess of what they were paid, in order to keep the cash flow of the Company. The employment contracts are no longer in place.

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