Form 10QSB
period 2000-03-31
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2000-05-19
CIK 1033114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   ----------
                                  FORM 10-Q/SB

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000
                                       OR
          |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___


              9,481,616 shares, $.001 par value, as of April 30, 2000 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)
                                                      Page 1 of 14
              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                                     MARCH 31, 2000
                                                           (Unaudited)



                                                            I N D E X


                                                      Page No.
                                                      --------



Part I -  Financial Information:

      Item 1.      Consolidated Financial Statements (Unaudited):

                   Balance Sheets
                   As at March 31, 2000 and September 30, 1999 ....... 3

                   Statements of Operations
                   For the Three Months Ended
                   March 31, 2000 and 1999 ........................... 4

                   Statements of Cash Flows
                   For the Three Months Ended
                   March 31, 2000 and 1999 ...........................   5

                   Notes to Consolidated Financial Statements ........      6-14

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS
                                                            (Unaudited)


                                           March 31,           September 30,
                                             2000                      1999
                                     -----------                 -----------

                                   A S S E T S

Current assets:
   Cash and cash equivalents            $      24,133       $    34,137
   Cash - restricted                          618,542           708,837
   Accounts receivable                      3,499,596         3,679,065
   Inventories                              1,173,074         1,170,644
   Income tax refunds receivable               40,000            40,000
   Prepaid expenses                           126,402            12,828
                                           -----------       -----------
            Total current assets            5,481,747         5,645,511
                                           -----------    -----------

Property assets - at cost,
   net of accumulated depreciation             30,488            35,410
                                             -----------    -----------

Other assets:
Deferred consulting costs                         19,064          38,128
   Goodwill net of accumulated amortization      102,227         106,607
   Organization costs                                  0             863
   Security deposits                              26,000          26,000
                                               -----------    -----------
            Total other assets                   147,291         171,598
                                                -----------    -----------

                                               $ 5,659,526    $ 5,852,519
                                                 ===========    ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                             March 31,   September 30,
Current liabilities:                          2000            1999
                                              _________   __________

 Bank lines of credit payable                 $ 1,867,100    $ 2,071,934
   Notes payable - related parties                296,500        145,000
   Accounts and acceptances payable               311,378        381,721
   Accrued expenses and other current
      liabilities - related parties               137,382        107,205
   Accrued expenses and other current liabilities 216,667        359,247
                                            -----------       -----------
            Total current liabilities           2,829,027      3,065,107
                                            -----------      -----------

Commitments and contingencies                     --             --

Stockholders' equity:
   Common stock, $.001 par value, authorized -
      50,000,000 shares, issued and outstanding -
      9,481,616                                       9,482          7,772
   Additional paid-in capital                     5,316,159      5,146,869
   Deficit                                       (2,495,142)    (2,367,229)
                                              -----------       -----------
            Total stockholders' equity            2,830,499      2,787,412
                                              -----------       -----------

                                                $ 5,659,526    $ 5,852,519
                                               ===========    ===========


          See accompanying notes to consolidated financial statements.

           GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                            Six                          Three
                   Months Ended                         Months Ended
                        March 31,                          March 31,
                     ------------------------    ----------------------------
                    2000             1999              2000            1999
                ----------       ----------      ------------    ------------

Net sales      5,960,867     $5,888,617           $  2,895,236   $  3,120,323

Cost of goods sold
               5,666,324      5,453,386               2,728,234     2,829,833
        -------------     -------------            ----------  ------------

Gross profit     294,543         435,231               167,002         290,490
             -------------     -------------  ------------        ------------
Operating expenses:
   Selling          128,461          85,697             90,874     34,823

   General and administrative
                   157,826        144,525              110,562         71,817

   Depreciation and amortization
                 31,276          60,870                  15,638       30,435
              --------------  --------------   ------------      ------------
                  317,563         291,092         217,074       137,075
             --------------   -------------    ------------      ------------
Income(loss) from operations
                 (23,020)        144,139      (50,072)           153,415
             --------------   -------------   ------------      ------------
Other income (expense):
   Interest income  19,800        11,531           8,313             4,895
   Interest expense (123,693)       (100,740)    (47,522)          (51,731)
             --------------    ------------- ------------     ------------
Total other income (expense)
                   (103,893)       (89,209)        (39,209)       (46,836)
               --------------    ------------- ------------       ------------
Income (loss) before
   income taxes    (126,913)        54,930         (89,281)    106,579
Provision for income taxes   --        --            --                --
               --------------    --------------  -----------     ------------
Income (loss)     (126,913)        54,930     $    (89,281)   $  106,579
                  =========   ========           =====             ====
Net income (loss)
   per common share  $  (.015)     $  .01      $ (0.010)         $ (0.02)
                     ======       ====           =====        ======

Weighted average number
   of shares outstanding
                    8,626,616      6,371,616       8,626,616      6,371,616
                    =======   =======
          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                        						For the Six  Months Ended March 31,
                                  --------------------------
                                 									2000           1999
                                          -----------    -----------
Cash flows from operating activities:
   Net income (loss)                      $(126,913)    $54,930
                                          -----------     -----------
   Adjustments to reconcile net income (loss)
         to net cash provided by (used in)
         operating activities:
      Depreciation and amortization         31,276         60,870
      Deferred income taxes                 --                --
      Issuance of stock in lieu of salaries and fees
                                            171,000            --
      Interest charge on conversion of debt  ---          15,113
      Interest charge on debt discount       --               --
      Increase (decrease) in cash flows as
      a result of changes in asset and liability account balances:

         Accounts receivable                 179,469       26,880
         Inventories                          (2,430)      50.807
         Prepaid expenses                   (113,574)        --
         Accounts and acceptances payable    (70,343)      295,755
         Accrued expenses and other current liabilities:
            Related parties                   30,177          15,265
            Other                           (142,580)          1,650
         Income taxes                       --                 --
                                        -----------        -----------
   Total adjustments                         82,995        466,340
                                           -----------    -----------
Net cash provided by (used in) operating     (43,918)       521,270
  activities
                                           -----------    -----------

Cash flows from investing activities:
   Acquisition of property assets             (2,088)       (1,009)
   Restricted cash                            90,295        (5,550)
   Security deposit                            --             --
                                             -----------    -----------
Net cash used in investing activities         88,207        (6,559)
                                              -----------    -----------

Cash flows from financing activities:
   Proceeds from (payments of) of lines of credit  (205,793)    (488,645)
   Proceeds from convertible note payable           --                 --
   Proceeds from note payable-related parties    151,500              --
   Deferred financing cost                      --                   --
                                            -----------    -----------
Net cash provided by (used in) financing activities
                                                (54,293)     (488,645)
                                              -----------    -----------

Net increase(decrease) in cash and cash equivalents  (10,004)     26,066

Cash and cash equivalents at beginning of year       34,137      132,234
                                                 -----------    -----------

Cash and cash equivalents at end of year           $ 24,133    $ 158,300
                                              ===========    ===========

Supplemental Schedules of Non-Cash Operating
      and Financing Activities:
   Common stock issued in conversion of debt    $        0    $   139,069

                                              ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                $   123,693  $    99,364
                                              ===========    ===========
   Taxes paid                                  $       500    $      2,026
                                                ===========    ===========


          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  MARCH 31, 2000
                                                     (Unaudited)

NOTE 1 - BASIS OF PRESENTATION.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000. The results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.
     The September 30, 1999 consolidated balance sheet has been derived from the audited consolidated financial statements at that date included in the Company's annual report. These unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on.

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


     (b) Principles of Consolidation:

     The accompanying consolidated financial statements as at March 31, 2000 and September 30, 1999 and for the three months ended March 31, 2000 and 1999 include the accounts of Globus International Resources Corp. and its subsidiaries, Shuttle International, Ltd. and Globus Foods International, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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

     (f) Concentrations of Credit Risk:
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company's requiring the prepayment from approximately 30% of its customers of up to 50% of each sale prior to shipment. Additionally, the accompanying financial statements reflect an allowance for doubtful accounts of $520,000 at March 31, 2000 and September 30, 1999.

     (g) Inventories:

     Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market. The accompanying financial statements reflect an allowance for the disposal of inventory of $704,485 at March 31, 2000 and September 30, 1999.


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

     (i) Goodwill:

     In December 1996, the Company acquired all of the outstanding capital stock of Shuttle which was owned 90% by officer/directors of the Company. The remaining 10% was owned by an unaffiliated individual who received 250,000 shares of the Company's common stock for his minority interest which aggregated $18,571. The Company's common stock had a fair value of $0.60 per share at the time of acquisition for a aggregate value of $150,000. The difference between the fair value of the Company's common stock and the minority interest at the date of acquisition aggregating $131,429 has been attributed to good-will and is being amortized over fifteen (15) years. Amortization charged to operations was $2,190 for the three months ended March 31, 2000 and 1999.
     (j) Intangibles:


     Deferred consulting costs are being amortized over the life of the consulting agreements. Amortization charged to operations in for the three months ended March 31, 2000 and 1999 was 9,532 and 21,562, respectively.

     (k) Per Share Data:

     Net income (loss) per share was computed by the weighted average number of shares outstanding during each period. The issuance of all common shares in connection with all stock splits, the Merger and the acquisition of Shuttle have been retroactively reflected in the computation as if they had occurred as at October 1, 1996.


NOTE 3 - PROPERTY ASSETS:
                         Property assets consist of:

                                             March 31,      September 30,
                                              2000                 1999
                                           --------               --------
                                                      (Unaudited)

     Data processing and office equipment    $  61,331        $ 59,243
     Furniture and fixtures                     21,283          21,283
     Automobiles and trucks                     43,687          43,687
                                             --------         --------
                                              126,301          124,213
     Less:  Accumulated depreciation            95,813          88,803
                                            --------         --------

                                              $ 34,098        $ 35,410
                                            ========         ========

     Depreciation expense charged to operations for the three months ended March 31, 1999 and 1998 amounted to $3,400 and $6,167, respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS.

     (a) Notes Payable:

     A stockholder and the Company entered into a loan agreement in April 1996 whereby the stockholder acquired the Company's 7% interest bearing note $125,000 at par. The note was originally payable in full plus accrued interest on March 31, 1997. On April 30, 1997, the note was amended and the due date was extended to April 30, 1998. As a condition of the extension of the above note, the Company's 7% interest bearing note payable (which was originally payable in full plus accrued interest on July 16, 1997) to a professional corporation owned by this stockholder's spouse in the amount of $75,000 was prepaid in March 1997.
No interest was charged to operations for the three months ended March 31, 2000 and $2,188 was charged to operations for the three months ended March 31, 1999. Accrued interest payable on these loans aggregated $31,068 at March 31,1999 and September 30, 1999, respectively, and is included in accrued expenses-related party. In May 1997, the stockholder agreed to subordinate his loan to a bank which had granted the Company a $2,000,000 line of credit. The stockholder has extended the due date indefinitely and has verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.


     On August 26, 1996, the parents of the Company's President purchased Shuttle's 15% interest bearing $20,000 note at par. The note, as amended, is repayable in full with no definite repayment date.No interest was charged for the three months ended March 31, 2000. Interest charged for the three months ended March 31, 1999 was $750. Accrued interest payable to these individuals of $7,750 is included in accrued expenses-related party at March 31, 2000 and September 30, 1999, respectively. These creditors have agreed to subordinate this indebtedness to a bank which had granted the Company a $2,000,000 line of credit in May 1997 and also have verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.

    During the first quarter of fiscal 2000, three shareholders of the Company loaned the Company $156,000 due to the current cash needs of the business. These amounts, expected to be repaid within the year, have no definite repayment terms and the shareholders have agreed not to require the accrual of interest.

     (b) Rent Payable:

     Globus and Shuttle lease warehouse space from an entity controlled by three of the Company's officer/directors. Rent charged to operations in the six months ended March 31, 2000 and 1999 was $7,500 of which $74,575 was unpaid and included in accrued expenses - related parties at March 31, 2000 and September 30, 1999, respectively. The leases which expire in 2004 require aggregate monthly rentals of $2,500. Each lease has option for renewal of five years at aggregate monthly rentals of $3,000.

RELATED PARTY TRANSACTIONS(Continued)
     (c) Officers' Compensation:

     In August 1997, the Board of Directors authorized compensation of $90,000 per year for each of the Company's President, CEO and Vice-President commencing October 1, 1996. The Board's resolution also provided for these officers annual compensation to increase to $150,000 commencing January 1, 1998. The officers have agreed to defer payment of their compensation until cash flow permits. One of the officers has verbally agreed to reduce his compensation to $75,000 per year in December 1998. In the second quarter of 2000, all three officers agreed to receive 300,000 shares of stock in lieu of their salaries, which at the market value at issuance resulted in a $30,000 issuance of stock to each, charged to expenses at March 31,2000.

NOTE 5 - MAJOR RELATIONSHIPS AND SEGMENT INFORMATION.

     The Company is comprised of two business segments. The distribution of food products and the distribution of auto paint and parts and clothing. Clothing sales commenced in July 1996. No sales of clothing were made in the six months ended March 31, 2000. Set forth below are sales, operating income, capital expenditures, depreciation and identifiable assets of the segments.

                                             For the Six
                                              Months Ended
                                               March 31, 2000
                                              --------------
     Net sales (000's):
       Food products                             $  5,776
       Other                                          185
                                                  --------
                                                 $  5,961
                                                 ========
     Operating income (loss) (000's):
       Food products                          $       (21)
       Other                                           (2)
                                                  --------
                                               $      (23)
                                                  ========
     Depreciation (000's):
       Food products                             $     28
       Other                                            3
                                                  --------
                                                 $     31
                                                  ========

     Identifiable assets (000's):
       Food products                                 $  5,134
       Other                                              526
                                                     --------
                                                     $  5,660
                                                     ========

     The food products segment has had only nine (9) customers since it started shipments in August 1995. One customer accounted for 79% and 83% of the food products segment's sales for the six months ended March 31, 2000 and 1999, respectively. Sales of this segment's products for another customer were 12.3% and 9.8% for the same periods.

     The other segments' sales were to six (6) customers of which one customer accounted for 73.4% and of sales for the six months ended March 31, 2000.


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