Form 10QSB
period 2000-06-30
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2000-08-29
CIK 1033114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   ----------
                                  FORM 10-Q/SB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000
                                       OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from _________________ to _________________
                             Commission file number

                      GLOBUS INTERNATIONAL RESOURCES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                     88-0203697
    -------------------------------                   -------------------
    (State of other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

            Two World Trade Center
                 Suite 2400
               New York, N. Y.                                 10048
    ---------------------------------------                  ----------
    (Address of principal executive office)                  (zip code)

        Registrant's telephone number, including area code: 212-839-8000

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         9,481,616 shares, $.001 par value, as of August 15, 2000 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                  JUNE 30, 2000
                                   (Unaudited)


                                    I N D E X


                                                                       Page No.
                                                                       --------



Part I -  Financial Information:

      Item 1.      Consolidated Financial Statements (Unaudited):

                   Balance Sheets
                   As at June 30, 2000 and September 30, 1999 .......      3

                   Statements of Operations
                   For the Three and Nine Months Ended
                   June 30, 2000 and 1999 ...........................      4

                   Statements of Cash Flows
                   For the Nine Months Ended
                   June 30, 2000 and 1999 ...........................      5

                   Notes to Consolidated Financial Statements .......     6-13

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                       June 30,    September 30,
                                                        2000           1999
                                                    -----------    -----------
                                   A S S E T S

Current assets:
   Cash and cash equivalents                        $    31,805    $    34,137
   Cash - restricted                                    619,802        708,837
   Accounts receivable                                2,649,068      3,679,065
   Inventories                                          773,074      1,170,644
   Income tax refunds receivable                         40,000         40,000
   Prepaid expenses                                      81,000         12,828
                                                    -----------    -----------
            Total current assets                      4,194,749      5,645,511
                                                    -----------    -----------

Property assets - at cost,
   net of accumulated depreciation                       27,298         35,410
                                                    -----------    -----------

Other assets:
   Deferred consulting costs                              9,532         38,128
   Goodwill net of accumulated amortization             100,037        106,607
   Organization costs                                         0            863
   Security deposits                                     26,000         26,000
                                                    -----------    -----------
            Total other assets                          135,569        171,598
                                                    -----------    -----------

                                                    $ 4,357,616    $ 5,852,519
                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Bank lines of credit payable                       $ 1,884,823    $ 2,071,934
   Notes payable - related parties                      298,000        145,000
   Loan payable                                          41,667              0
   Accounts and acceptances payable                     337,633        381,721
   Accrued expenses and other current
      liabilities - related parties                     137,382        107,205
   Accrued expenses and other current liabilities       150,996        359,247
                                                    -----------    -----------
            Total current liabilities                 2,850,501      3,065,107
                                                    -----------    -----------

Commitments and contingencies                                --             --

Stockholders' equity:
   Common stock, $.001 par value, authorized -
      50,000,000 shares, issued and outstanding -
      9,481,616                                           9,482          7,772
   Additional paid-in capital                         5,316,159      5,146,869
   Deficit                                           (3,818,526)    (2,367,229)
                                                    -----------    -----------
            Total stockholders' equity                1,507,115      2,787,412
                                                    -----------    -----------

                                                    $ 4,357,616    $ 5,852,519
                                                    ===========    ===========

          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Nine                         Three
                                           Months Ended                  Months Ended
                                             June 30,                      June 30,
                                   --------------------------    --------------------------
                                       2000           1999           2000           1999
                                   -----------    -----------    -----------    -----------
Net sales                          $ 7,108,039    $ 8,588,564    $ 1,147,172    $ 2,699,947
Cost of goods sold                   6,939,799      8,327,679      1,273,475      2,874,293
                                   -----------    -----------    -----------    -----------
Gross profit                           168,240        260,885       (126,303)      (174,346)
                                   -----------    -----------    -----------    -----------
Operating expenses:
   Selling                             162,646        135,172         34,185         49,475
   General and administrative        1,216,130        183,376      1,058,304         38,851
   Depreciation and amortization        46,229         86,519         14,953         25,649
                                   -----------    -----------    -----------    -----------
                                     1,425,005        405,067      1,107,442        113,975
                                   -----------    -----------    -----------    -----------
Income(loss) from operations        (1,256,765)      (144,182)    (1,233,745)      (288,321)
                                   -----------    -----------    -----------    -----------
Other income (expense):
   Interest income                      28,114         17,747          8,314          6,216
   Interest expense                   (218,626)      (152,961)       (94,933)       (52,221)
                                   -----------    -----------    -----------    -----------
Total other income (expense)          (190,512)      (135,214)       (86,619)       (46,005)
                                   -----------    -----------    -----------    -----------
Income (loss) before
   income taxes                     (1,447,277)      (279,396)    (1,320,364)      (334,326)
Provision for income taxes               4,020             --          4,020             --
                                   -----------    -----------    -----------    -----------
Income (loss)                       (1,451,297)      (279,396)   $(1,324,384)   $  (334,326)
                                   ===========    ===========    ===========    ===========
Net income (loss)
   per common share                $     (.158)   $      (.04)   $    (0.117)   ($     0.04)
                                   ===========    ===========    ===========    ===========
Weighted average number
   of shares outstanding             9,178,283      7,771,616      9,178,283      6,371,616
                                                                 ===========    ===========

          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           For the Nine Months Ended
                                                                     June 30,
                                                           --------------------------
                                                               2000           1999
                                                           -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                       $(1,451,297)   $  (279,396)
                                                           -----------    -----------
   Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
       operating activities:
      Depreciation and amortization                             46,229         86,519
      Charge to bad debt allowance                           1,000,000             --
      Issuance of stock in lieu of salaries and fees           171,000        168,000
      Interest charge on conversion of debt                         --         15,113
      Charge to inventory reserve                              400,000             --
      Increase (decrease) in cash flows as a
           result of changes in asset and liability
           account balances:
         Accounts receivable                                    29,997        329,584
         Inventories                                            (2,430)        76.322
         Prepaid expenses                                      (68,172)        (6,030)
         Accounts and acceptances payable                      (44,088)      (248,499)
         Accrued expenses and other current liabilities:
            Related parties                                     30,177       (147,369)
            Other                                             (208,251)        31,024
         Income taxes                                               --             --
                                                           -----------    -----------
   Total adjustments                                         1,354,462        304,664
                                                           -----------    -----------
Net cash provided by (used in) operating                       (96,835)        25,268
  activities
                                                           -----------    -----------

Cash flows from investing activities:
   Acquisition of property assets                               (2,088)            --
   Restricted cash                                              89,035        (39,846)
   Security deposit                                                 --             --
                                                           -----------    -----------
Net cash used in investing activities                           86,947        (39,846)
                                                           -----------    -----------

Cash flows from financing activities:
   Proceeds from (payments of) of lines of credit             (187,111)        (8,645)
   Proceeds from loan payable                                   41,667             --
   Proceeds from note payable-related parties                  153,000             --
   Deferred financing cost                                          --             --
                                                           -----------    -----------
Net cash provided by (used in) financing activities              7,556         (8,645)
                                                           -----------    -----------

Net increase(decrease) in cash and cash equivalents             (2,332)       (23,223)

Cash and cash equivalents at beginning of year                  34,137        132,234
                                                           -----------    -----------

Cash and cash equivalents at end of year                   $    31,805    $   109,011
                                                           ===========    ===========

Supplemental Schedules of Non-Cash Operating
      and Financing Activities:
   Common stock issued in conversion of debt               $         0    $   139,069
                                                           ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                           $   218,626    $   152,961
                                                           ===========    ===========
   Taxes paid                                              $     4,020    $     7,781
                                                           ===========    ===========

          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


NOTE 1 - BASIS OF PRESENTATION.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000. The results of operations for the three and nine months ended June 30, 2000 and 1999 and cash flows for the nine months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

     (b) Principles of Consolidation:

     The accompanying consolidated financial statements as at June 30, 2000 and September 30, 1999 and for the nine months ended June 30, 2000 and 1999 include the accounts of Globus International Resources Corp. and its subsidiaries, Shuttle International, Ltd. and Globus Foods International, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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

     (f) Concentrations of Credit Risk:

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company's requiring the prepayment from approximately 30% of its customers of up to 50% of each sale prior to shipment. Additionally, the accompanying financial statements reflect an allowance for doubtful accounts of $1,520,000 and $520,000 at June 30, 2000 and September 30, 1999, respectively.

     (g) Inventories:

     Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market. The accompanying financial statements reflect an allowance for the disposal of inventory of $1,104,485 and $704,485 at June 30, 2000 and September 30, 1999, respectively.

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

     (i) Goodwill:

     In December 1996, the Company acquired all of the outstanding capital stock of Shuttle which was owned 90% by officer/directors of the Company. The remaining 10% was owned by an unaffiliated individual who received 250,000 shares of the Company's common stock for his minority interest which aggregated $18,571. The Company's common stock had a fair value of $0.60 per share at the time of acquisition for a aggregate value of $150,000. The difference between the fair value of the Company's common stock and the minority interest at the date of acquisition aggregating $131,429 has been attributed to good-will and is being amortized over fifteen (15) years. Amortization charged to operations was $2,190 for the three months ended June 30, 2000 and 1999.

     (j) Intangibles:

     Deferred consulting costs are being amortized over the life of the consulting agreements. Amortization charged to operations in for the three months ended June 30, 2000 and 1999 was 9,532 and 21,562, respectively.

     (k) Per Share Data:

     Net income (loss) per share was computed by the weighted average number of shares outstanding during each period. The issuance of all common shares in connection with all stock splits, the Merger and the acquisition of Shuttle have been retroactively reflected in the computation as if they had occurred as at October 1, 1996.

NOTE 3 - PROPERTY ASSETS:

            Property assets consist of:

                                                      June 30,     September 30,
                                                        2000           1999
                                                      ---------     ---------

     Data processing and office equipment             $  61,331     $  59,243
     Furniture and fixtures                              21,283        21,283
     Automobiles and trucks                              43,687        43,687
                                                      ---------     ---------
                                                        126,301       124,213
     Less:  Accumulated depreciation                     99,003        88,803
                                                      ---------     ---------

                                                      $  27,298     $  35,410
                                                      =========     =========

     Depreciation expense charged to operations for the three months ended June 30, 2000 and 1999 amounted to $3,400 and $1,381, respectively. Depreciation charged to operations for the nine months ended June 30, 2000 and 1999 was $10,200 and $13,715, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS.

     (a) Notes Payable:

     A stockholder and the Company entered into a loan agreement in April 1996 whereby the stockholder acquired the Company's 7% interest bearing note $125,000 at par. The note was originally payable in full plus accrued interest on March 31, 1997. On April 30, 1997, the note was amended and the due date was extended to April 30, 1998. As a condition of the extension of the above note, the Company's 7% interest bearing note payable (which was originally payable in full plus accrued interest on July 16, 1997) to a professional corporation owned by this stockholder's spouse in the amount of $75,000 was prepaid in March 1997. No interest was charged to operations for the three months ended June 30, 2000 and $2,188 was charged to operations for the three months ended June 30, 1999. Accrued interest payable on these loans aggregated $31,068 at June 30,2000 and September 30, 1999, respectively, and is included in accrued expenses-related party. In May 1997, the stockholder agreed to subordinate his loan to a bank which had granted the Company a $2,000,000 line of credit. The stockholder has extended the due date indefinitely and has verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.

     On August 26, 1996, the parents of the Company's President purchased Shuttle's 15% interest bearing $20,000 note at par. The note, as amended, is repayable in full with no definite repayment date. No interest was charged for the three months ended June 30, 2000. Interest charged for the three months ended June 30, 1999 was $2,250. Accrued interest payable to these individuals of $7,750 is included in accrued expenses-related party at June 30, 2000 and September 30, 1999, respectively. These creditors have agreed to subordinate this indebtedness to a bank which had granted the Company a $2,000,000 line of credit in May 1997 and also have verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.

    During the first quarter of fiscal 2000, three shareholders of the Company loaned the Company $156,000 due to the current cash needs of the business. These amounts, expected to be repaid within the year, have no definite repayment terms and the shareholders have agreed not to require the accrual of interest.

     (b) Rent Payable:

     Globus and Shuttle lease warehouse space from an entity controlled by three of the Company's officer/directors. Rent charged to operations in the nine months ended June 30, 2000 and 1999 was $7,500 and $22,500, respectively, of which $74,575 was unpaid and included in accrued expenses - related parties at June 30, 2000 and September 30, 1999, respectively. The leases which expire in 2004 require aggregate monthly rentals of $2,500. Each lease has option for renewal of five years at aggregate monthly rentals of $3,000.

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

NOTE 5 - MAJOR RELATIONSHIPS AND SEGMENT INFORMATION.

     The Company is comprised of two business segments. The distribution of food products and the distribution of auto paint and parts and clothing. Clothing sales commenced in July 1996. No sales of clothing were made in the nine months ended June 30, 2000. Set forth below are sales, operating income, capital expenditures, depreciation and identifiable assets of the segments.
For the Nine
                                                            Months Ended
                                                            June 30, 2000
                                                            ------------
     Net sales (000's):
       Food products                                        $      6,805
       Other                                                         303
                                                            ------------
                                                            $      7,108
                                                            ============
     Operating income (loss) (000's):
       Food products                                        $         23
       Other                                                         (25)
                                                            ------------
                                                            $          2
                                                            ============
     Depreciation (000's):
       Food products                                        $         42
       Other                                                           4
                                                            ------------
                                                            $         46
                                                            ============

     Identifiable assets (000's):
       Food products                                        $      3,726
       Other                                                         532
                                                            ------------
                                                            $      4,258
                                                            ============

     The food products segment has had only nine (9) customers since it started shipments in August 1995. One customer accounted for 67% and 85% of the food products segment's sales for the nine months ended June 30, 2000 and 1999, respectively. Sales of this segment's products for another customer were 19.1% and 9.8% for the same periods.

     The other segments' sales were to six (6) customers of which one customer accounted for 83.1% and 62.7%and of sales for the nine months ended June 30, 2000 and 1999, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES.

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

     (d) Convertible Debt:

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

NOTE 7 - ALLOWANCES

     In the third quarter of fiscal 2000, additional amounts were charged to the allowance for bad debts of $1,000,000 to reserve for old receivables related to 2 customers which the company still expects to collect but at this point cannot guarantee when that will happen. Additionally, a reserve of $400,000 against the inventory of auto paint was recorded due to the fact that significant amounts have not been sold for a long period of time. The company feels there is still a market for this inventory, however, it again cannot guarantee when a substantial sale will take place.