Form 10KSB
period 2000-09-30
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2000-12-28
CIK 1033114

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  For the Fiscal Year Ended September 30, 2000

                         Commission File Number 0-24709

                      GLOBUS INTERNATIONAL RESOURCES CORP.
 ------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)



       Nevada                                         86-0203697
-------------------------------                  -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


Two World Trade Center, Suite 2400, New York, NY             10048
------------------------------------------------          ----------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (212) 839-8000
------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value per share
------------------------------------------------------------------------------
                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for much shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.


Yes [X] No [ ]

                                                                         1 of 11

         Check if disclosure of delinquent filer in response in Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definative proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its fiscal year ended September 30, 2000 were $7,751,839.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,348,706 as of December 12, 2000.

         The number of shares outstanding of the issuer's common stock as of December 12, 2000 was 9,633,616 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents or the indicated portions thereof are incorporated herein by reference into the indicated portions of this Annual Report on Form 10-KSB:

---------------------------------------------------------------.

         Transitional Small Business Disclosure Format (check one):

      Yes [X]   No [ ]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS:

         The Company has just embarked on a major expansion of its international trade activity by operating a multi-lingual, Internet-based portal that allows international buyers and sellers of commercial and industrial products to engage in electronic commerce seamlessly, efficiently, and in their own native languages. The Company has an exclusive worldwide license from e-GlobusNet Corp., the developer of the software, to provide electronic commerce among businesses in various countries, especially those in emerging countries in Eastern Europe and the former Soviet Union, South America, and the Far East simultaneously in five languages at the present time. e-GlobusNet Corp. has engaged over two hundred programmers in the Ukraine for about two years in the development of this software.

         The software is currently available simultaneously in English, Russian, Spanish, French, and Turkish. Chinese, Portuguese, and Slavonic languages are under development and should be available in six months.

                                                                         2 of 11

         The Company can operate either as a broker or a principal in electronic commercial transactions. Over the past year it had been functioning primarily as a principal between companies in Russia and the Ukraine and those in Western Europe because of its strong background and experience in dealing with the languages and cultures of the Eastern Bloc countries. Many Western European countries prefer to deal with Globus as a principal rather than dealing directly with companies in Russia and the Ukraine.

         In situations where Globus will act as a broker on the e-GlobusNet Corp. portal, it will receive a commission of 1% each from buyer and seller. As a principal, the Company can generate gross profit margins of 5% to 10%, or higher, depending on the transaction.

         The Company presently has two wholly-owned subsidiaries, Globus Food Systems Corp., and Shuttle International. Globus Food Systems exports meat, meat by-products, cheese, fish, and other high-end food products from manufacturers in Western Europe to Russia and the Ukraine. It represents over 94% of the current total revenues of the Company. Shuttle International exports auto parts and clothing from U.S. manufacturers to Russia and the Ukraine. Shuttle accounts for about 6% of the total revenues of the Company.

         The Company was originally incorporated on October 24, 1984, under the name Ross Custom Electronics ("Ross") and was engaged in the Electronics business. On May 6, 1995, Globus Food Systems International Corp., a privately held Delaware corporation, was merged into Ross. On October 18, 1996, Globus Food Systems International Corp. changed its name to Globus International Resources Corp., to reflect a reflect a broadening of its exporting business to include non-food products. Its food exporting business was transferred to a new, wholly-owned subsidiary called Globus Food Systems Corp., a New York corporation formed in September 1996.

ITEM 2.  DESCRIPTION OF PROPERTY:

         The Company, pursuant to a five-year agreement with the Port Authority of New York and New Jersey, leases approximately 2,840 square feet of space for an administrative, clerical and executive office for the Company's export business at 2 World Trade Center, Suite #2400, New York, NY 10047. The term of the lease commenced on February 15, 1996. Annual rent payments are $62,484 in years one and two, and $68,160 in year three. In years four and five, the company agreed to renting less space in exchange for annual reduced rent of $52,800. Under the terms of the Agreement, the Port Authority has the right to terminate this Agreement without cause, subject to certain conditions, at any time on one-hundred eighty (180) days' notice to the Company. There is another lease with a warehouse in Georgia, United States to store paint with an annual rent of $36,000. This lease is renewable on January 1, 2002.

                                                                         3 of 11

         Shuttle, pursuant to a lease agreement with 1616 Mermaid Associates, leases approximately 1,000 square feet of space for its export business at 1616 Mermaid Avenue, Brooklyn, NY 11224. The term of the lease commenced on March 1, 1994. The annual rent is $8,400.

         1616 Mermaid Associates is owned by Messrs. Serge Pisman, Herman Roth and Yury Greene are the Company's President, Secretary and Treasurer, respectively.

ITEM 3.  LEGAL PROCEEDINGS:

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

         The Company's Common Stock trades under the symbol "GIRC" on the OTC Bulletin Board. The market for the Company's Common Stock is limited, sporadic and highly volatile. The following table sets forth the high and low bid prices per share of the Company's Common Stock during fiscal 2000, as reported by the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, market-downs or commissions, and may not necessarily represent actual transactions.

                                                   HIGH       LOW
                                                   ----      -----

Fiscal 2000:

        First Quarter                               .20        .09

        Second Quarter                             1.18        .09

        Third Quarter                               .75        .17

        Fourth Quarter                              .59        .23


         The number of shareholders of record as of September 30, 2000 was 469.

                                                                         4 of 11

         It is the present policy of the Company not to pay cash dividends. Any payment of cash dividends in the future will depend upon the amount of funds legally available for that purpose, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this Annual Report.

Comparison of the Year Ended September 30, 2000 and 1999

         Revenues decreased $4,220,975 (35.3%) in the year ended September 30, 2000 to $7,751,839 from $11,972,814 for the year ended September 30, 1999. The decrease is attributable to a decrease in the food products segment of $4,010,000 (35 %) coupled with a decrease in the sale of auto parts and clothing to Russian customers, down $212,000. The cost of sales in 2000 of $8,205,207 was $3,394,625 (29.3%) lower than the 1999 cost of sales of $11,599,832. The reason for the low gross margin was the substantially lower revenues in 2000. The actual margins on sales of food products, auto parts and clothing were similar to the prior year.

         Selling expenses decreased $66,075 (30.5%) during 2000 to .09% of sales as compared to $216,150 or 1.8% of sales in 1999. The decrease is due to the related decrease in sales activity.

         General and administrative costs decreased $2,358 (.07%) to 4.5% of net sales in 2000 from $352,146 (3.4% of net sales) in 1999. This slight decrease arises from the lesser volume in sales. Most cost remained unchanged. Depreciation and amortization decreased $25,237 (22%) to $88,252 (1.1% of sales) from $113,489 (.9% of sales) in 1999. This decrease is the result of certain deferred financing and consulting costs being fully amortized prior to the end of fiscal 2000.

         Interest income remained relatively constant in both periods, whereas interest expense increased $68,882 to $282,917 in 2000, due to a larger debt balance for most of fiscal 2000 compared to fiscal 1999, an increase in the interest rate on the lines, and a new $150,000 line of credit added this year.

                                                                         5 of 11

         The 2000 net loss of $3,693,440 is a decrease in income from the net loss of $608,329 in 1999, the result of the major writedowns of inventory ($988,000) and accounts receivable ($2,370,675) in 2000 compared to $100,000 and $100,000, respectively in 1999. The loss in both years was mainly caused by the collapse of the Russian economy in the latter part of 1998.

FINANCIAL CONDITION

September 30, 2000 compared to September 30, 1999

         Cash and cash equivalents at September 30, 2000 of $34,712 is $575 more balance than the cash and cash equivalents of $34,137 in September 30, 1999. This low decrease in cash is primarily the result of a weak Russian economy in both latter part of fiscal 1999 and 2000 which in turn affected both the sales and the timeliness of accounts receivable collections.

         Accounts receivable decreased $2,468,693 (67.1%) to $1,210,372 at September 30, 2000 while sales for 2000 decreased $4,220,975 (35.3%). The decrease in accounts receivable is not only attributable to the weak Russian economy where all the customers are located, but also to the extension of credit terms for sales and a reduction in the requirement of cash prepayments prior to shipment and due to the charge to bad debt. The Company's inventory level at September 30, 2000 was $1,044,887 less than the $1,170,644 level at September 30, 1999 primarily because of a reserve of the majority of the automotive paint inventory.

         The Company did not acquire any significant property assets fiscal
2000.

         Accounts and acceptance payable increased $66,894 to $448,615 at September 30, 2000 from $381,721 at September 30, 1999. The small change was due to a lack of sales and related lack of cash flow in fiscal 2000.

         Accrued expenses and other current liabilities decreased $164,828 to $194,419 at September 30, 2000 primarily due to forgiveness of certain accrued officer salaries a decrease in overall professional fees and the completion of a study grant in Poland during the year.

         Notes payable to banks and related parties of $1,553,776 at September 30, 2000 was $663,158 less than the September 30, 1999 amount of $2,216,934.
This is the result of the liquidation of a $600,000 CD to paydown the bank line of credit.

         Stockholders' equity decreased $3,507,241 to $(719,829) at September 30, 2000 from $2,784,412 at September 30, 1999. The decrease arises from the large loss incurred in fiscal 2000.

                                                                         6 of 11

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's working capital at September 30, 2000 and 1999 was $(911,674) and $2,581,000 respectively. The Company's primary sources of working capital have been (i) the proceeds from its bank lines-of-credit, the working capital term loan, related party loans and advances, and (ii) the issuance of its securities for cash, as payments for services rendered as well as its regular sales collections.

         Currently the Company's primary cash requirements include (i) the funding of its inventory purchases for and receivables from sales of products and (ii) ongoing selling, administrative and other operating expenses. Management believes that the Company's cash liquidity position will also be enhanced by the commencement of the new internet based portal business which will enable the company to obtain a new line of customers and that its present three unsecured bank lines aggregating $250,000 and its secured letters of credit and acceptances payable lines of credit aggregating $3,150,000, should be in aggregate, sufficient to fund the Company's operation for the next twelve months. The above assumes the Company's operations are consistent with management's expectations which are expected to be an improvement from fiscal 2000. The Company may need additional financing thereafter. There can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing elected by the Company will depend upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. Moreover any statement regarding the Company's ability to fund its operations from expected cash flows is speculative in nature and inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.

ITEM 7.  FINANCIAL STATEMENTS:

         The financial statements of the Company are included in this report commencing on Page F-1.

                                    PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:

         The following table sets forth the name, age and position of each person who was serving as an executive office or director of the Company at December 12, 2000:

            Name                           Age              Office
        ------------                       ---       -------------------

        Serge Pisman                        36       President, Director
        Herman Roth                         52       Secretary, Director
        Yury Greene                         61       Treasurer, Director

                                                                         7 of 11

Section 16(a) Beneficial Ownership Reporting Compliance.

         Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes of ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all such reports they file.

         Based solely on its review of the copies of such reports received by the Company, and written representations that no Form 5 were required, the Company believes that, during the fiscal year ended September 30, 2000 and prior fiscal years, all filing requirements applicable to its officers and directors, and all of the persons known to the Company to own more than ten percent of its Common Stock, were complied with by such persons, except that Messrs, Pisman, Roth and Greene filed their initial statements of beneficial ownership late.

ITEM 10. EXECUTIVE COMPENSATION:

         The following table sets forth the annual compensation for the Company's Chief Executive Officer and President:

                               ANNUAL COMPENSATION

                                                                Other Annual
   Name and Principal                                    ---------------------------
        Position               Year          Salary          Bonus      Compensation
-----------------------    ------------   ------------   ------------   ------------
Serge Pisman, President            1998   $    104,815             --             --
                                   1999          2,510             --             --
                                   2000              0             --             --


* The lack of salary paid is due to present financial situation of the Company, and the desire of the officers to ensure that all current operating needs are met, in addition to funding the new internet products.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         The table below sets forth information as to each person owing of record or who was known by the Company to own beneficially more than 5% of the 9,633,616 shares of issued and outstanding Common Stock of the Company as of December 12, 2000 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                                         8 of 11

                 Name and Address of       Amount and Nature of      Percent of
Title of Class    Beneficial Owner         Beneficial Ownership        Class
--------------   -------------------       --------------------      ----------
Common Stock     Serge Pisman
                 2 World Trade Center
                 New York, NY 10048                   1,416,667           14.7%

Common Stock     Herman Roth
                 2 World Trade Center
                 New York, NY 10048                   1,416,667           14.7%

Common Stock     Yury Greene
                 2 World Trade Center
                 New York, NY 10048                   1,416,667           14.7%

All directors and officers as a group (3 in number)   4,250,001           44.1%

Comm Stock       FTP, Inc.                              650,256            6.7%
                 Robert W. Martyn                       650,256            6.7%
                 48 Par-La-Ville Road
                 Hamilton, Bermuda

(1) Does not include warrants to purchase 1,822,756 shares of Common Stock at $3.625 per share. Mr. Martyn owns his securities indirectly as sole shareholder of FTP, Inc.

ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS:

         Herman Roth loaned $125,000 to the Company in April 1996 in exchange for the Company's 7% promissory note in the principal amount of $125,000. This note payable on March 31, 1997 was extended indefinitely.

         Ida and Victor Pisman, Serge Pisman's parents, loaned $20,000 to the Company in August 1996 in exchange for the Company's 15% promissory note in the principal amount of $20,000. This note was payable on August 22, 1997 but was extended indefinitely. Another loan with 18,500 outstanding was made in fiscal 2000.

         Serge Pisman, Herman Roth and Yury Greene own 1616 Mermaid Associates which leases office space to the Company and to Shuttle. See "Property".

         Serge Pisman, Herman Roth and Yury Greene have personally guaranteed payment of sums due under the Company's $1,500,000 line of credit with the Park Avenue Bank, N.A.

         Yury Greene has personally guaranteed payment of sums due under the Company's $75,000 line-of-credit with Chase Manhattan Bank, N.A.

                                                                         9 of 11

         Serge Pisman and Yury Greene loaned $105,000 to the Company in fiscal 2000, with no definite repayment terms.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K:

(a)   The following exhibits are filed as part of this report:

        Exhibit No.                      Exhibit Title
        -----------                 -----------------------
            (27)                    Financial Data Schedule

                                                                        10 of 11

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBUS INTERNATIONAL RESOURCES CORP.

By:     /s/ Serge Pisman
        -----------------------
Title:  President
        -----------------------
Date:   December 25, 2000
        -----------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ Serge Pisman
        -----------------------
Title:  President
        -----------------------
Date:   December 25, 2000
        -----------------------

By:     /s/ Herman Roth
        -----------------------
Title:  Secretary
        -----------------------
Date:   December 25, 2000
        -----------------------

By:     /s/ Yury Greene
        -----------------------
Title:  Treasurer
        -----------------------
Date:   December 25, 2000
        -----------------------


                                                                        11 of 11

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Globus International Resources Corp.


We have audited the accompanying consolidated balance sheets of Globus International Resources Corp. and its subsidiaries as at September 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced substantial recurring losses from operations and at September 30, 2000 a working capital and capital deficiency exists that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            ARTHUR YORKES & COMPANY

New York, New York
December 4, 2000


              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30,

                                                                                     2000           1999
                                                                                 -----------    -----------
Current assets:
     Cash and cash equivalents                                                   $    34,712    $    34,137
     Cash, restricted                                                                     --        708,837
     Accounts receivable                                                           1,210,372      3,679,065
     Inventories                                                                     125,757      1,170,644
     Income tax refunds receivable                                                    40,000         40,000
     Prepaid expenses                                                                     --         12,828
                                                                                 -----------    -----------

         Total current assets                                                      1,410,841      5,645,511
                                                                                 -----------    -----------

Property and equipment, at cost -
  net of accumulated depreciation                                                     20,663         35,410
                                                                                 -----------    -----------

Licensing agreement, net of amortization                                              47,334             --
                                                                                 -----------    -----------

Other assets:
     Deferred consulting costs                                                            --         38,128
     Goodwill, net of accumulated amortization                                        97,848        106,607
     Organization costs                                                                   --            863
     Security deposits                                                                26,000         26,000
                                                                                 -----------    -----------
                                                                                     123,848        171,598
                                                                                 -----------    -----------

                                                                                 $ 1,602,686    $ 5,852,519
                                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank lines of credit payable                                                $ 1,317,276    $ 2,071,934
     Notes payable, related parties                                                  236,500        145,000
     Accounts and acceptances payable                                                448,615        381,721
     Accrued express and other current liabilities - related parties                 125,705        107,205
     Accrued expenses and other current liabilities                                  194,419        359,247
                                                                                 -----------    -----------

         Total current liabilities                                                 2,322,515      3,065,107
                                                                                 -----------    -----------

Commitments and contingencies (Note 11)

Stockholders' equity:
     Common stock, $.001 par value, authorized - 50,000,000 shares, issued and outstanding - 9,633,616 and 7,771,616 at
       September 30, 2000 and 1999, respectively                                      11,002          7,772
     Additional paid-in-capital                                                    5,329,839      5,146,869
     Deficit                                                                      (6,060,670)    (2,367,229)
                                                                                 -----------    -----------
                                                                                    (719,829)     2,787,412
                                                                                 -----------    -----------

                                                                                 $ 1,602,686    $ 5,852,519
                                                                                 ===========    ===========

                       See notes to financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                    2000            1999
                                                ------------    ------------

Net sales                                       $  7,751,839    $ 11,972,814

Cost of goods sold                                 8,205,207      11,599,832
                                                ------------    ------------

Gross profit                                        (453,368)        372,982
                                                ------------    ------------

Operating expenses:
     Selling                                         150,075         216,150
     General and administrative expenses             349,788         352,146
     Deprecation and amortization                     88,252         113,489
     Bad debts                                     2,370,675         100,000
                                                ------------    ------------

         Total operating expenses                  2,958,790         781,785
                                                ------------    ------------

Income (loss) from operations                     (3,412,158)       (408,803)
                                                ------------    ------------

Other income (expenses):
     Interest income                                  28,114          24,035
     Interest expenses                              (300,241)       (214,095)
                                                ------------    ------------

         Total income (expenses)                    (272,127)       (190,060)
                                                ------------    ------------

Income (loss) before income taxes                 (3,684,285)       (598,863)

Provision (benefit) for income taxes                   9,155           9,466
                                                ------------    ------------

Income (loss)                                   $ (3,693,440)   $   (608,329)
                                                ============    ============

Net income (loss) per common share              $       (.42)   $       (.08)
                                                ============    ============

Weighted average number of shares outstanding      8,851,173       7,201,335
                                                ============    ============

                       See notes to financial statements.


              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                       Common Shares          Additional
                                                 -------------------------     Paid-in-    Accumulated
                                                    Shares        Amount       Capital       Deficit
                                                 -----------   -----------   -----------   -----------
Balance at September 30, 1998                      5,049,497   $     5,050   $ 4,762,522   $(1,758,901)

Debt converted to equity                           2,722,119         2,722       304,347            --

Value of salaries-waived                                  --            --        80,000            --

Net loss for the year ended September 30, 1999            --            --            --      (608,329)
                                                 -----------   -----------   -----------   -----------

Balance at September 30, 1999                      7,771,616         7,772     5,146,869    (2,367,230)

Common shares issued for consulting fees             152,000         1,520        13,680            --

Shares issued in lieu of cash payments             1,710,000         1,710       169,290            --

Net loss for the year ended September 30, 2000            --            --            --    (3,693,440)
                                                 -----------   -----------   -----------   -----------

Balance at September 30, 2000                      9,633,616   $    11,002   $ 5,329,839   $(6,060,670)
                                                 ===========   ===========   ===========   ===========



                       See notes to financial statements.


              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOWS

                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                                       2000           1999
                                                                   -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                             $(3,693,440)   $  (608,329)
                                                                   -----------    -----------
     Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
         Depreciation and amortization                                  88,252        119,533
         Value of salaries - waived                                         --         80,000
         Deferred income taxes
         Deferred rent
         Provision for doubtful accounts                             2,370,675        100,000
         Provision for loss on disposal of inventory                   988,333        100,000
         Interest charge in debt discount
         Increase (decrease) in cash flows as a result of change
           in asset and liability account balances:
              Accounts receivable                                       98,018       (289,083)
              Inventories                                               56,553        312,552
              Prepaid expenses                                         (58,174)       (12,828)
              Accounts and acceptances payable                          66,894        (64,751)
              Accrued expenses and other current liabilities:
                  Related parties                                       18,500         33,200
                  Other                                               (164,827)        69,054
              Income taxes                                                  --         (4,000)
                                                                   -----------    -----------

                      Total adjustments                              3,464,224        443,677
                                                                   -----------    -----------

         Net cash used in operating activities                        (229,216)      (164,652)
                                                                   -----------    -----------

Cash flows from investing activities:
     Acquisition of property assets                                     (2,088)            --
     Restricted cash                                                   708,837       (111,425)
                                                                   -----------    -----------

         Net cash used in investing activities                         706,749       (111,425)
                                                                   -----------    -----------

Cash flows from financing activities:
     Proceeds from lines-of-credit                                    (754,658)       177,980
     Proceeds from note payable, related parties                        91,500             --
     Proceeds from issuance of common stock                            186,200             --
                                                                   -----------    -----------

         Net cash provided by financing activities                    (476,958)       177,980
                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents                       575        (98,097)

Cash and cash equivalents at beginning of year                          34,137        132,234
                                                                   -----------    -----------

Cash and cash equivalents at end of year                           $    34,712    $    34,137
                                                                   ===========    ===========


                       See notes to financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOWS

                                   (CONTINUED)

                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                            2000       1999
                                                          --------   --------

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
     Common stock issued in conversion of debt            $     --   $307,069
                                                          ========   ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                        $282,917   $214,095
     Taxes paid                                              9,155      9,466



                       See notes to financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

1.   DESCRIPTION OF BUSINESS:

     The Company has embarked on a major expansion of its international trade activity by operating a multi-lingual, Internet-based portal that allows international buyers and sellers of commercial and industrial products to engage in electronic commerce seamlessly, efficiently, and in their own native languages. The Company has an exclusive worldwide license for 2 years from e-GlobusNet Corp., the developer of the software, to provide electronic commerce among businesses in various countries. The new internet based business not yet deriving revenue.

     The Company can operate either as a broker or a principal in electronic commercial transactions. Over the past year it had been functioning primarily as a principal between companies in Russia and the Ukraine and those in Western Europe because of its strong background and experience in dealing with the languages and cultures of the Eastern Bloc countries. Many Western European countries prefer to deal with Globus as a principal rather than dealing directly with companies in Russia and the Ukraine.

     In situations where Globus will act as a broker on the e-GlobusNet Corp. portal, it will receive a commission of 1% each from buyer and seller. As a principal, the Company can generate gross profit margins of 5% to 10%, or higher, depending on the transaction.

     The Company presently has two wholly-owned subsidiaries, Globus Food Systems Corp., and Shuttle International. Globus Food Systems exports meat, meat by-products, cheese, fish, and other high-end food products from manufacturers in Western Europe to Russia and the Ukraine. It represents over 94% of the current total revenues of the Company. Shuttle International exports auto parts and clothing from U.S. manufacturers to Russia and the Ukraine. Shuttle accounts for about 6% of the total revenues of the Company.

     The Company was originally incorporated on October 24, 1984, under the name Ross Custom Electronics ("Ross") and was engaged in the electronics business. On May 6, 1995, Globus Food Systems International Corp., a privately held Delaware corporation, was merged into Ross. On October 18, 1996, Globus Food Systems International Corp. changed its name to Globus International Resources Corp., to reflect a reflect a broadening of its exporting business to include non-food products. Its food exporting business was transferred to a new, wholly-owned subsidiary called Globus Food Systems Corp., a New York corporation formed in September, 1996.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION:

     The accompanying consolidated financial statements as of September 30, 2000 and 1999 and for the years then ended include the accounts of Globus International Resources Corp. and its wholly-owned subsidiaries, Shuttle International, Ltd. and Globus Foods International, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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

     CONCENTRATIONS OF CREDIT RISK:

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company's requiring the prepayment from approximately 30% of its customers of up to 50% of each sale prior to shipment. Additionally, the accompanying financial statements reflect an allowance for doubtful accounts of $2,890,675 and $520,000 at September 30, 2000 and 1999, respectively.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

     INVENTORIES:

     Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market. The accompanying financial statements as of and for the year ended September 30, 2000 and 1999 reflect an allowance for the disposal of inventory of $1,692,818 and $704,485, respectively.

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

     GOODWILL:

     Goodwill arising from the acquisition of a subsidiary's minority interest in 1996 is being amortized over a fifteen-year period. Amortization charged to operation was $8,761 in 2000 and 1999.

     BASIS OF PRESENTATION:

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Globus has experienced substantial recurring losses from operations and at September 30, 2000 a working capital deficiency of $911,674 and a capital deficiency of $719,829 exists that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As mentioned above, management intends to expand their operation to include an internet based portal in order to continue and expand the operations of the business. There can be no assurance that Globus will be able to raise sufficient capital to continue its operations and/or general adequate cash flow from operations.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

     INCOME TAXES:

     Deferred taxes are primarily attributable to different methods of computing depreciation and amortization and timing differences of deducting officers' compensation for financial reporting purposes and income tax reporting purposes.

     INTANGIBLES:

     Organization costs are being amortized over a sixty-month period. Amortization charged to operations was $863 in 2000 and $2,064 in 1999. As of September 30, 2000, these costs were fully amortized.

     Deferred consulting costs are being amortized over the life of the consulting agreements. Amortization charged to operations in 2000 and 1999 was 38,128 and $86,248, respectively. As of September 30, 2000, these costs were fully amortized.

     PER SHARE DATA:

     Net income (loss) per share was computed by the weighted average number of shares outstanding during each period. Outstanding warrants have not been considered because their effect would be anti-dilutive.

3.   PROPERTY ASSETS:

     Property assets consist of:
                                               September 30,
                                            -------------------
                                              2000       1999
                                            --------   --------

     Data processing and office equipment   $ 61,331   $ 59,243
     Furniture and fixtures                   21,283     21,283
     Automobiles and trucks                   43,687     43,687
                                            --------   --------

                                             126,301    124,213
     Less:  Accumulated depreciation         105,638     88,803
                                            --------   --------

                                            $ 20,663   $ 35,410
                                            ========   ========

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

3.   PROPERTY ASSETS: (CONTINUED)

     Depreciation expense charged to operations for the years ended September 30, 2000 and 1999 amounted to $16,835 and $16,417, respectively.

4.   SECURITY DEPOSITS:

     Security deposits are comprised of rent deposits relating to various leaseholds which the Company occupies of which $3,000 is for warehouse space leased from a related party (See Note 5).

5.   RELATED PARTY TRANSACTIONS:

     NOTES PAYABLE:

     A stockholder and the Company entered into a loan agreement in April 1996 whereby the stockholder acquired the Company's 7% interest bearing note of $125,000 at par. The note was originally payable in full plus accrued interest on March 31, 1997. On April 30, 1997, the note was amended and the due date was extended to April 30, 1998. Interest charged to operations for the year ended September 30, 2000 and 1999 was $16,620 including deferred amounts and $4,376, respectively. Accrued interest payable on this loan aggregated $45,500 and $28,880 at September 30, 2000 and 1999, respectively, and is included in accrued expenses - related party. In May 1997, the stockholder agreed to subordinate his loan to a bank which had granted the Company a $2,000,000 line-of-credit. The stockholder verbally agreed not to demand payment of the debt as long as any portion of the line-of-credit is outstanding, and the repayment date is now indefinite.

     On August 26, 1996, the parents of the Company's President purchased a subsidiary's 15% interest bearing $20,000 note at par. The note, as amended, is without a definite repayment date. No interest was charged in 2000 and 1999, per the approval of the noteholder. Accrued interest payable to these individuals of $7,750 is included in accrued expenses at September 30, 2000 and 1999. These creditors have agreed to subordinate this indebtedness to a bank which had granted the Company a $2,000,000 line-of-credit in May 1997 and also have verbally agreed not to demand payment of the debt as long as any portion of the line-of-credit is outstanding.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

5.   RELATED PARTY TRANSACTIONS: (CONTINUED)

     NOTES PAYABLE: (CONTINUED)

     During the first quarter of fiscal 2000, three shareholders of the Company loaned the Company $156,000 due to the current cash needs of the business. These amounts, expected to be repaid within the year, have no definite repayment terms and the shareholders have agreed not to require the accrual of interest. As of September 30, 2000, $28,000 was paid back to the shareholders.

     RENT PAYABLE:

     Globus and Shuttle lease warehouse space from an entity controlled by three of the Company's officer/directors. Rent charged to operations for the years ended September 30, 2000 and 1999 was $11,800 and $13,500, respectively, of which $52,075 was unpaid and included in accrued expenses
     - related parties at September 30, 2000 and 1999, respectively. The leases which expire in December 2000, require aggregate monthly rentals of $700.

     OFFICERS COMPENSATION:

     In the second quarter of 2000, three officers of the Company; the President, CEO and Vice President agreed to receive 300,000 shares of stock in lieu of their salaries, which at the market value at issuance resulted in a $30,000 issuance of stock to each, charged to expenses during the year ended September 30, 2000.

6.   FINANCING ARRANGEMENT:

     SHORT-TERM DEBT:

     At September 30, 2000, the Company had various credit facilities available:

         A bank line of credit for direct borrowings and acceptances in the amount of $3,000,000 with a sub-limit of $1,000,000 on direct borrowings at 1-3/4% over prime. The line is collateralized by the guarantees of three of the corporate officers/ directors and a first lien on all corporate assets not previously pledged or collateralized. One of these shareholders and the parents of another have subordinated their notes payable by the company to them, to the bank. During the year ended September 30, 2000, the certificates of deposit pledged as collateral were redeemed by the bank against the amount owed the bank.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

6.   FINANCING ARRANGEMENT: (CONTINUED)

     SHORT-TERM DEBT: (CONTINUED)

         The Company has lines of credit with four other banks totally $275,000 in the aggregate. $100,000 of these lines are guaranteed by an officer of the Company. Interest during the year ended September 30, 2000 was charged at various rates of 9.75% to 15%.

                                                                        September 30,
                                                                   -----------------------
                                                                      2000         1999
                                                                   ----------   ----------
     Bank borrowing outstanding at September 30, 2000
     and 1999 amounted to:

         Acceptances payable under the $3,000,000 credit-line      $1,220,617   $1,983,739

         Other bank loans payable (3) under $275,000 credit-line      181,662       88,195
                                                                   ----------   ----------

                                                                   $1,402,279   $2,071,934
                                                                   ==========   ==========


         (ii) RELATED PARTIES:

         On April 7, 1996, the Company borrowed $125,000 from an officer/stockholder. The repayment date is indefinite as of September 30, 1999. Interest had been accrued until September 30, 2000 at 7%.

         On August 26, 1996 the Company borrowed $20,000 from a parent of its President as evidenced by a 15% note. The note has no definite repayment date. Per the noteholder's approval, no interest was accrued in 2000 and 1999. Both of these notes are subordinated to a bank (see above) in connection with the granting of a line-of-credit to the Company by the bank. As long as any balance is outstanding under this line-of-credit, the note holders have verbally agreed not to demand payment of the notes and to subordinate such notes to this bank.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

6.   FINANCING ARRANGEMENT: (CONTINUED)

     SHORT-TERM DEBT: (CONTINUED)

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

         (iv) NOTE PAYABLE:

         In August 1999, $20,000 was borrowed from an individual for short-term needs. This was a non-interest bearing note which was repaid in October 1999.

         During the first quarter of 2000, three shareholders of the Company loaned the Company $156,000 due to the current cash needs of the business. These amounts, expected to be repaid within the year, have no definite repayment terms and the shareholders have agreed not to require the accrual of interest. As of September 30, 2000, $28,000 was paid back to the shareholders.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

7.   INCOME TAXES:

     The difference between income taxes computed using the statutory federal income tax rate and that shown in the financial statements are summarized as follows:

                                                           For the Years Ended September 30,
                                               ---------------------------------------------------------
                                                          2000                          1999
                                               --------------------------    ---------------------------
     Income (loss) before income taxes        $(3,693,440)                    $  (518,863)
                                              -----------                     -----------
     Computed tax - (benefit) at
       statutory rate                          (1,255,000)                       (176,400)           (34)%
     State taxes net of federal tax benefit       (37,000)                         (6,000)            (1)
     Other - net                                                                    9,466              2
     Reserve for net operating loss
       carryforward tax assets                  1,282,845                         182,400             35
                                              -----------                     -----------    -----------

          Total                               $     9,155                     $     9,466              2%
                                              ===========                     ===========    ===========

8.   COMMON STOCK:

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

              The fair value of the 325,000 shares of common stock issued of $195,000 as determined by the Board of Directors is being amortized and charged to operations over the life of the consulting agreement. As of September 30, 2000 this deferred amount has been fully amortized.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

8.   COMMON STOCK: (CONTINUED)

     (a) COMMON STOCK ISSUED FOR SERVICES RENDERED: (CONTINUED)

         (ii) In February 2000, 300,000 shares each were issued to three officers of the corporation, in lieu of salaries. The $90,000 market value of these shares was charged to expense at September 30, 2000. Additionally 500,000 shares were issued to two different consultants in lieu of cash payments for the exclusive rights to use certain software which is the basis for the portal described in Footnote 1. 200,000 shares were issued to another consultant in lieu of cash payments for services related to developing the business plan to the internet based portal. The market value of the shares recorded was recorded as prepaid expenses based on the fact that this product has not been put into operation as of September 30, 2000.

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
                   Expected dividend yield                        None

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

8.   COMMON STOCK: (CONTINUED)

     (b) STOCK OPTIONS: (CONTINUED)

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

         (ii) The Globus International Resources Corp. 1998 Associate Stock Option Plan (the "Option Plan") was adopted by the Board of the Directors of the Company on December 31, 1997. The stock options granted under this Option Plan will be nonstatutory stock options not intended to qualify as incentive stock options within the meaning of Section 442 of the Internal Revenue Code of 1986, as amended. Employees, officers, directors, consultants contractors and advisors of the Company or any subsidiary are eligible to receive grants of the Options Plan stock options. The per share option price of the Common Stock subject to each option shall be at least equal to the greater of 110% of the fair market value of the Company's Common Stock on the date or grant. The Option Plan is administered by a committee appointed by the Board of Directors. The Option Plan provides that a maximum of 500,000 shares of Common Stock may be issued upon the exercise of options granted under the Option Plan. No options have been granted under the Option Plan at September 30, 1998. On December 10, 1998, the Board of Directors granted an option to a consultant for 300,000 shares of common stock and to an officer for 200,000 shares of common stock. Both options' per share exercise price was $.12 which was 110% of the fair market value at the date of grant. Both the consultant and the officer exercised their respective option on the date of grant. There are no further options available under this plan.

              These 500,000 shares were issued in cancellation of $60,000 of amounts due them by the Company

     (c) WARRANTS:

         The Company has 1,822,756 common shares reserved for issuance upon the exercise of warrants at $3.625

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

9.   MAJOR RELATIONSHIPS AND SEGMENT INFORMATION:

     The Company is comprised of two business segments with the new internet based business not yet deriving revenue. The distribution of food products and the distribution of auto paint and parts and clothing. Set forth below are sales, operating income, capital expenditures, depreciation and identifiable assets of the segments.

                                              For the Years Ended
                                                  September 30,
                                              --------------------
                                                2000        1999
                                              --------    --------

     Net sales (000's):
         Food products                        $  7,326    $ 11,336
         Other                                     425         637
                                              --------    --------
                                              $  7,752    $ 11,973
                                              ========    ========

     Operating income (loss) (000's):

         Food products                        $ (3,359)   $   (267)
         Other                                     (53)        (61)
                                              --------    --------
                                              $ (3,412)   $   (328)
                                              ========    ========

     Depreciation and amortization (000's):
         Food products                        $     82    $    108
         Other                                       6           6
                                              --------    --------
                                              $     88    $    114
                                              ========    ========

     Capital additions (000's):
         Food products                        $     --    $     --
         Other                                       2          --
                                              --------    --------
                                              $      2    $     --
                                              ========    ========

     Identifiable assets (000's):
         Food products                        $  1,113    $  3,920
         Other                                     490       1,932
                                              --------    --------
                                              $  1,603    $  5,852
                                              ========    ========

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

9.   MAJOR RELATIONSHIPS AND SEGMENT INFORMATION: (CONTINUED)

     The food products segment has had only nine (9) customers since it started shipments in August 1995. One customer accounted for 63% and 80% of the food products segment's sales for fiscal 2000 and 1999, respectively. Sales of this segment's products for another customer were 24.1% and 10%% for the same periods.

     The other segments' sales were to eight (8) customers of which one customer accounted for 87% and 65% of sales for the years September 30, 2000 and 1999, respectively.

10.  COMMITMENT AND CONTINGENCIES:

     LEASES:

     The Company is a lessee under three operating real property leases for office and warehouse space. Rent expense charged to operations for the years ended September 30, 2000 and 1999 was $81,765 and $108,525, respectively. Future minimum annual rent commitments as of the Company's fiscal year-end are as follows:

                            Years Ended
                           September 30,                       Amount
                           -------------                   -------------
                               2001                        $      97,632

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

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

11.  COMMITMENT AND CONTINGENCIES:

     CONSULTING AGREEMENT: (CONTINUED)

     (ii) In 1996, the Company entered into a four year consulting services agreement with Crabbe Capital Group Ltd. under which the consultant shall (i) introduce the Company to the consultant's network of domestic and international commercial banking sources, advise and assist the Company in identifying, studying, and evaluating interest and exchange rate fluctuations, and (iii) assist the Company in securing letters of credit and review commercial banking alliances and strategies. The Company issued to the consultant 325,000 shares of its common stock as compensation for its services. The fair value of the 325,000 shares of common stock issued of $195,000 is being amortized and charged to operations over the life of the consulting agreement. This amount was fully amortized as of September 30, 2000. Amortization charged to operations in fiscal 2000 and 1999 was $38,128 and $48,750, respectively.

     EMPLOYMENT CONTRACT:

     The Board of Directors' authorized an annual salary of $90,000 for each of three officers, who also are members of the Board of Directors for fiscal 1997 and $150,000 for calendar 1998. The officers first agreed to defer payment of their compensation until the Company's cash flow permits. At September 30, 1998 these officers were owed $155,659. Such liabilities were included in accrued expenses and other current liabilities - related parties. In December 31, 1998, the officers were issued common stock valued at $108,000 to reduce the Company's obligations (see Note 9 (b)(i). The officers agreed to waive their right to salaries for 1999 in excess of what they were paid. This agreement was no longer in place in fiscal 2000.

     Additionally in October 1995, the Company entered into three year employment's contracts with two employees the aggregate annual compensation under these contracts is approximately $120,000. In December 1998 these two employees were issued 500,000 shares of common stock in payment of $60,000 due them (See Note 9(b)(ii), and additionally waived their right to amounts in excess of what they were paid in 1999. This agreement was no longer in place in fiscal 2000.

     The Company considers the value of these services waived to be $ 80,000 and has charged this amount to expense with a corresponding increase to additional paid in capital in the year ended September 30, 1999.