Form 10QSB
period 2000-12-31
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2001-02-13
CIK 1033114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   ----------
                                  FORM 10-Q/SB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2000
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         3,211,205 shares, $.001 par value, as of January 31, 2001 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                DECEMBER 31, 2000
                                   (Unaudited)

                                    I N D E X

                                                                       Page No.
                                                                       --------

Part I -  Financial Information:

      Item 1.      Consolidated Financial Statements (Unaudited):

                   Balance Sheets
                   As at December 31, 2000 and September 30, 2000 ...      3

                   Statements of Operations
                   For the Three Months Ended
                   December 31, 2000 and 1999 .......................      4

                   Statements of Cash Flows
                   For the Three Months Ended
                   December 31, 2000 and 1999 .......................      5

                   Notes to Consolidated Financial Statements .......     6-14

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                    December 31,   September 30,
                                                        2000           2000
                                                    (Unaudited)
                                                    -----------    -----------
                                   A S S E T S

Current assets:
   Cash and cash equivalents                        $    30,246    $    34,712
   Accounts receivable                                1,273,237      1,210,372
   Inventories                                          125,758        125,757
   Income tax refunds receivable                         40,000         40,000
   Prepaid expenses                                      12,577             --
                                                    -----------    -----------
            Total current assets                      1,481,818      1,410,841
                                                    -----------    -----------

Property assets - at cost,
   net of accumulated depreciation                       16,963         20,663
                                                    -----------    -----------

Licensing agreement,
   net of amortization                                   47,334         47,334
                                                    -----------    -----------

Other assets:
   Goodwill net of accumulated amortization              95,657         97,848
   Security deposits                                     26,000         26,000
                                                    -----------    -----------
            Total other assets                          121,657        123,848
                                                    -----------    -----------

                                                    $ 1,667,772    $ 1,602,686
                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Bank lines of credit payable                       $ 1,415,584    $ 1,402,279
   Notes payable - related parties                      286,159        236,500
   Accounts and acceptances payable                     421,937        363,612
   Accrued expenses and other current
      liabilities - related parties                     125,705        125,705
   Accrued expenses and other current liabilities       143,360        194,419
                                                    -----------    -----------
            Total current liabilities                 2,392,745      2,322,515
                                                    -----------    -----------

Commitments and contingencies                                --             --

Stockholders' equity:
   Common stock, $.001 par value, authorized -
      50,000,000 shares, issued and outstanding -
      3,211,205 (as retroactively adjusted for
      reverse stock split)                                3,211          3,211
   Additional paid-in capital                         5,337,630      5,337,630
   Deficit                                           (6,065,814)    (6,060,670)
                                                    -----------    -----------
                                                       (724,973)      (719,829)
                                                    -----------    -----------

                                                    $ 1,667,772    $ 1,602,686
                                                    ===========    ===========

          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Three
                                              Months Ended
                                              December 31,
                                      --------------------------
                                          2000           1999
                                      -----------    -----------

Net sales                             $   878,679    $ 3,065,631
Cost of goods sold                        780,874      2,938,090
                                      -----------    -----------
Gross profit                               97,805        127,541
                                      -----------    -----------
Operating expenses:
   Selling                                 20,619         37,587
   General and administrative              34,500         47,264
   Depreciation and amortization            5,890         15,638
                                      -----------    -----------
                                           61,009        100,489
                                      -----------    -----------
Income (loss) from operations              36,796         27,052
                                      -----------    -----------
Other income (expense):
   Interest income                              0         11,487
   Interest expense                       (44,163)       (76,171)
                                      -----------    -----------
Total other income (expense)              (44,163)       (64,684)
                                      -----------    -----------
Income (loss) before

   income taxes                            (7,367)       (37,632)
Provision for income taxes                 (2,223)            --
                                      -----------    -----------
Income (loss)                         $    (5,144)   $   (37,632)
                                      ===========    ===========
Net income (loss)
   per common share                   $    (0.002)   $     (0.15)
                                      ===========    ===========
Weighted average number

   of shares outstanding,
   as retroactively adjusted
   for reverse stock split              3,211,205      2,590,539
                                      ===========    ===========



          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           For the Three Months Ended
                                                                 December 31,
                                                           --------------------------
                                                               2000           1999
                                                           -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                       $    (5,144)   $   (37,682)
                                                           -----------    -----------
   Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
       operating activities:
      Depreciation and amortization                              5,890         15,638
      Charge to bad debt allowance                                  --             --
      Issuance of stock in lieu of salaries and fees                --             --
      Charge to inventory reserve                                   --             --
      Increase (decrease) in cash flows as a
           result of changes in asset and liability
           account balances:
         Accounts receivable                                   (62,865)       236,295
         Inventories                                                --             --
         Prepaid expenses                                      (12,577)            --
         Accounts and acceptances payable                       66,152       (188,234)
         Accrued expenses and other current liabilities:
            Related parties                                         --         30,177
            Other                                              (51,059)      (130,589)
         Income taxes                                               --             --
                                                           -----------    -----------
   Total adjustments                                           (54,459)       (36,713)
                                                           -----------    -----------
Net cash provided by (used in) operating                       (59,603)       (74,395)
  activities

                                                           -----------    -----------

Cash flows from investing activities:

   Acquisition of property assets                                   --         (2,088)
   Restricted cash                                                  --         92,585
   Security deposit                                                 --             --
                                                           -----------    -----------
Net cash used in investing activities                               --         90,497
                                                           -----------    -----------

Cash flows from financing activities:

   Proceeds from (payments of) of lines of credit                5,478       (205,119)
   Proceeds from note payable-related parties                   49,659        156,000
                                                           -----------    -----------
Net cash provided by (used in) financing activities             55,137        (49,119)
                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents            (4,466)       (33,017)

Cash and cash equivalents at beginning of year                  34,712         34,137
                                                           -----------    -----------

Cash and cash equivalents at end of year                   $    30,246    $     1,120
                                                           ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                           $    44,163    $    76,171
                                                           ===========    ===========
   Taxes paid                                              $     5,522    $       500
                                                           ===========    ===========

          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

NOTE 1 - BASIS OF PRESENTATION.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2000. The results of operations for the three months ended December 31, 2000 and 1999 and cash flows for the three months ended December 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

     The September 30, 2000 consolidated balance sheet has been derived from the audited consolidated financial statements at that date included in the Company's annual report. These unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     (a) Description of Business:

     The Company has embarked on a major expansion of its international trade activity by operating a multi-lingual, Internet-based portal that allows international buyers and sellers of commercial and industrial products to engage in electronic commerce seamlessly, efficiently, and in their own native languages. The Company has an exclusive worldwide license for 2 years from e-GlobusNet Corp., the developer of the software, to provide electronic commerce among businesses in various countries. The new internet based business is not yet deriving revenue.

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

     In situations where Globus will act as a broker on the e-GlobusNet Corp. portal, it will receive a commission of 1% each from buyer and seller. As a principal, the Company can generate gross profit margins of 5% to 10%, or higher, depending on the transaction. For further discussion on E-GlobusNet.corp., see Footnote 6.

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

     (b) Principles of Consolidation:

     The accompanying consolidated financial statements as at December 31, 2000 and September 30, 2000 and for the three months ended December 31, 2000 and 1999 include the accounts of Globus International Resources Corp. and its subsidiaries, Shuttle International, Ltd. and Globus Foods International, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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

     (f) Concentrations of Credit Risk:

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company's requiring the prepayment from approximately 30% of its customers of up to 50% of each sale prior to shipment. Additionally, the accompanying financial statements reflect an allowance for doubtful accounts of $2,890,675 at December 31, 2000 and September 30, 2000, respectively.

     (g) Inventories:

     Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market. The accompanying financial statements reflect an allowance for the disposal of inventory of $1,692,818 at December 31, 2000 and September 30, 2000, respectively.

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

     (i) Goodwill:

     Goodwill arising from the acquisition of a subsidiary's minority interest in 1996 is being amortized over a fifteen-year period. Amortization charged to operation was $2,190 for the three months ended December 31, 2000 and 1999.

     (j) Intangibles:

     Deferred consulting costs were amortized over the life of the consulting agreements. Amortization charged to operations for the three months ended December 31, 1999 was 9,532. The asset was fully amortized in September, 2000.

     (k) Per Share Data:

     Net income (loss) per share was computed by the weighted average number of shares outstanding during each period as retroactively adjusted for the 3 for 1 reverse stock split in January, 2001.

NOTE 3 - PROPERTY ASSETS.

            Property assets consist of:

                                                    December 31,  September 30,
                                                        2000           2000
                                                    ------------  -------------
     Data processing and office equipment             $  61,331     $  61,331
     Furniture and fixtures                              21,283        21,283
     Automobiles and trucks                              43,687        43,687
                                                      ---------     ---------
                                                        126,301       126,301
     Less:  Accumulated depreciation                    109,338       105,638
                                                      ---------     ---------
                                                      $  16,963     $  20,663
                                                      =========     =========

     Depreciation expense charged to operations for the three months ended December 31, 2000 and 1999 amounted to $3,700 and $3,400, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS.

     (a) Notes Payable:

     A stockholder and the Company entered into a loan agreement in April 1996 whereby the stockholder acquired the Company's 7% interest bearing note $125,000 at par. The note was originally payable in full plus accrued interest on March 31, 1997. On April 30, 1997, the note was amended and the due date was extended to April 30, 1998. Accrued interest payable on these loans aggregated $45,500 at December 31 and September 30, 2000, respectively, and is included in accrued expenses-related party. In May 1997, the stockholder agreed to subordinate his loan to a bank which had granted the Company a $2,000,000 line of credit. The stockholder has extended the due date indefinitely and has verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.

     On August 26, 1996, the parents of the Company's President purchased Shuttle's 15% interest bearing $20,000 note at par. The note, as amended, is repayable in full with no definite repayment date. No interest was charged for the three months ended December 31, 2000 and 1999. Accrued interest payable to these individuals of $7,750 is included in accrued expenses-related party at December 31 and September 30, 2000, respectively. These creditors have agreed to subordinate this indebtedness to a bank which had granted the Company a $2,000,000 line of credit in May 1997 and also have verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.

     During the first quarter of fiscal 2000, three shareholders of the Company loaned the Company $156,000 due to the current cash needs of the business. In October, 2000, $65,000 was loaned to the company by one shareholder. As of December 31, 2000, $45,600 was paid back to the shareholders. These amounts have no definite repayment terms and the shareholders have agreed not to require the accrual of interest.

     (b) Rent Payable:

     Globus and Shuttle lease warehouse space from an entity controlled by three of the Company's officer/directors. Rent charged to operations in the three months ended December 31, 2000 and 1999 was $7,500, of which $52,075 was unpaid and included in accrued expenses - related parties at December 31, 2000 and September 30, 2000, respectively. The leases which expire in 2004 require aggregate monthly rentals of $700.

     (c) Officers' Compensation:

     In the second quarter of 2000, three officers of the Company, the President, CEO and Vice President agreed to receive 300,000 shares of stock in lieu of their salaries, which at the market value at issuance resulted in a $30,000 issuance of stock to each, charged to expenses during the year ended September 30, 2000.

NOTE 5 - FINANCING ARRANGEMENT.

         (i) SHORT-TERM DEBT:

         At December 31, 2000, the Company had various credit facilities available:

         A bank line of credit for direct borrowings and acceptances in the amount of $3,000,000 with a sub-limit of $1,000,000 on direct borrowings at 1-3/4% over prime. The line is collateralized by the guarantees of three of the corporate officers/directors and a first lien on all corporate assets not previously pledged or collateralized. One of these shareholders and the parents of another have subordinated their notes payable by the company to them, to the bank. During the year ended September 30, 2000, the certificates of deposit pledged as collateral were redeemed by the bank against the amount owed the bank.

         The Company has lines of credit with four other banks totalling $275,000 in the aggregate. $100,000 of these lines are guaranteed by an officer of the Company. Interest during the three months ended December 31, 2000 and 1999 was charged at various rates of 9.75% to 15%.

                                                                 December 31,  September 30,
                                                                    2000           2000
                                                                 ------------  -------------
     Bank borrowing outstanding at December 31 and
     September 30, 2000 amounted to:

         Acceptances payable under the $3,000,000 credit-line      $1,220,617    $1,220,617

         Other bank loans payable (3) under $275,000 credit-line      194,967       181,662
                                                                   ----------    ----------

                                                                   $1,415,584    $1,402,279
                                                                   ==========    ==========

         (ii) RELATED PARTIES:

         On April 7, 1996, the Company borrowed $125,000 from an officer/stockholder. The repayment date is indefinite as of December 31, 2000. Interest had been accrued until September 30, 2000 at 7%.

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

         During the first quarter of 2000, three shareholders of the Company loaned the Company $156,000 due to the current cash needs of the business. Another $65,000 was loaned to the Company in October, 2000. These amounts have no definite repayment terms and the shareholders have agreed not to require the accrual of interest. As of December 31, 2000 $45,600 was paid back to the shareholders.

NOTE 6 - COMMON STOCK.

         In February 2000, 300,000 shares each were issued to three officers of the corporation, in lieu of salaries. The $90,000 market value of these shares was charged to expense at September 30, 2000. Additionally 500,000 shares were issued to two different consultants in lieu of cash payments for the exclusive rights to use certain software which is the basis for the portal described in Footnote 1. 200,000 shares were issued to another consultant in lieu of cash payments for services related to developing the business plan to the internet based portal. The market value of the shares recorded was recorded as prepaid expenses based on the fact that this product has not been put into operation as of December 31, 2000.

     (b) REVERSE STOCK SPLIT AND SUBSEQUENT EVENT:

         In January, 2001, a three for one reverse stock split was executed by the Company. This was done in order to facilitate the acquisition of another company, E-Globus Net Corp., which owns the specialized "Business to Business" software described in Footnote 1. It will become a wholly owned subsidiary of Globus International Resources. After the split, 9,633,616 shares outstanding became 3,211,205 shares. In acquiring E-Globus Net Corp., the Company will issue 2,425,000 shares to E-Globus Net Corp. shareholders from the treasury of Globus, under Rule 144 of SEC's Security Act of 1933, in exchange for all the shares of E-Globus Net Corp. After the acquisition, there will be 5,636,205 shares outstanding.

     (c) WARRANTS:

         The Company has 1,822,756 common shares reserved for issuance upon the exercise of warrants at $3.625.

NOTE 7 - MAJOR RELATIONSHIPS AND SEGMENT INFORMATION.

     The Company is comprised of two business segments. The distribution of food products and the distribution of auto paint and parts and clothing. Clothing sales commenced in July 1996. No sales of clothing were made in the three months ended December 31, 2000. Set forth below are sales, operating income, capital expenditures, depreciation and identifiable assets of the segments.

                                                            For the Three
                                                            Months Ended
                                                          December 31, 2000
                                                          -----------------
     Net sales (000's):
       Food products                                        $        743
       Other                                                         136
                                                            ------------
                                                            $        879
                                                            ============
     Operating income (loss) (000's):

       Food products                                        $         20
       Other                                                          17
                                                            ------------
                                                            $         37
                                                            ============
     Depreciation (000's):
       Food products                                        $          5
       Other                                                           1
                                                            ------------
                                                            $          6
                                                            ============

     Identifiable assets (000's):
       Food products                                        $      1,422
       Other                                                         246
                                                            ------------
                                                            $      1,668
                                                            ============

     The food products segment has had only nine (9) customers since it started shipments in August 1995. One customer accounted for 83% and 10% of the food products segment's sales for the three months ended December 31, 2000 and 1999, respectively.

     The other segments' sales were to six (6) customers of which one customer accounted for 70.6% and 80.8% and of sales for the three months ended December 31, 2000 and 1999, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES.

     (b) Consulting Agreement:

         (i) In July 1996, the Company entered into a financial consulting agreement with an individual who will advise the Company on certain financial matters. The agreement provides for the consultant to receive $2,000 a month for his services commencing in August 1996. The agreement may be terminated by either party upon two weeks notice.