Form 10QSB
period 2001-03-31
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2001-05-14
CIK 1033114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   ----------
                                  FORM 10-Q/SB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2001
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         3,211,205 shares, $.001 par value, as of April 30, 2001 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                 MARCH 31, 2001
                                   (Unaudited)

                                    I N D E X

                                                                       Page No.
                                                                       --------

Part I -  Financial Information:

      Item 1.      Consolidated Financial Statements (Unaudited):

                   Balance Sheets
                   As at March 31, 2001 and September 30, 2000 ......      3

                   Statements of Operations
                   For the Six Months Ended
                   March 31, 2001 and 2000 ..........................      4

                   Statements of Cash Flows
                   For the Six Months Ended
                   March 31, 2001 and 2000 ..........................      5

                   Notes to Consolidated Financial Statements .......     6-14

                                  Page 2 of 14
 ..

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,    September 30,
                                                        2001           2000
                                                    (Unaudited)
                                                    -----------    -----------
                                   A S S E T S

Current assets:
   Cash and cash equivalents                        $    78,968    $    34,712
   Accounts receivable                                1,327,592      1,210,372
   Inventories                                          125,758        125,757
   Income tax refunds receivable                         40,000         40,000
   Prepaid expenses                                     119,809             --
                                                    -----------    -----------
            Total current assets                      1,692,127      1,410,841
                                                    -----------    -----------

Property assets - at cost,
   net of accumulated depreciation                       13,263         20,663
                                                    -----------    -----------

Licensing agreement,
   net of amortization                                   47,334         47,334
                                                    -----------    -----------

Other assets:
   Goodwill net of accumulated amortization              93,467         97,848
   Security deposits                                     32,440         26,000
                                                    -----------    -----------
            Total other assets                          125,907        123,848
                                                    -----------    -----------

                                                    $ 1,878,631    $ 1,602,686
                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Bank lines of credit payable                       $ 1,353,073    $ 1,402,279
   Notes payable - related parties                      502,619        236,500
   Accounts and acceptances payable                     516,920        363,612
   Accrued expenses and other current
      liabilities - related parties                     125,705        125,705
   Accrued expenses and other current liabilities       112,849        194,419
                                                    -----------    -----------
            Total current liabilities                 2,611,166      2,322,515
                                                    -----------    -----------

Commitments and contingencies                                --             --

Stockholders' equity:
   Common stock, $.001 par value, authorized -
      50,000,000 shares, issued and outstanding -
      3,211,205 (as retroactively adjusted for
      reverse stock split)                                3,211          3,211
   Additional paid-in capital                         5,337,630      5,337,630
   Deficit                                           (6,073,376)    (6,060,670)
                                                    -----------    -----------
                                                       (732,535)      (719,829)
                                                    -----------    -----------

                                                    $ 1,878,631    $ 1,602,686
                                                    ===========    ===========

          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Six                            Three
                                              Months Ended                     Months Ended
                                               March 31,                        March 31,
                                      --------------------------       --------------------------
                                          2001           2000              2001           2000
                                      -----------    -----------       -----------    -----------
Net sales                             $ 3,543,457    $ 5,960,867       $ 2,664,778    $ 2,895,236
Cost of goods sold                      3,336,019      5,666,324         2,555,145      2,728,234
                                      -----------    -----------       -----------    -----------
Gross profit                              207,438        294,543           109,633        167,002
                                      -----------    -----------       -----------    -----------
Operating expenses:
   Selling                                 46,877        128,461            26,258         90,874
   General and administrative              69,410        157,826            34,910        110,562
   Depreciation and amortization           11,780         31,276             5,890         15,638
                                      -----------    -----------       -----------    -----------
                                          128,067        317,563            67,058        217,074
                                      -----------    -----------       -----------    -----------
Income (loss) from operations              79,371        (23,020)           42,575        (50,072)
                                      -----------    -----------       -----------    -----------
Other income (expense):
   Interest income                              0         19,800                --          8,313
   Interest expense                       (93,832)      (123,693)          (49,669)       (47,522)
                                      -----------    -----------       -----------    -----------
Total other income (expense)              (93,832)      (103,893)          (49,669)       (39,209)
                                      -----------    -----------       -----------    -----------
Income (loss) before
   income taxes                           (14,461)      (126,913)           (7,094)       (89,281)
Provision for income taxes                 (1,755)            --               468             --
                                      -----------    -----------       -----------    -----------
Income (loss)                         $   (12,706)   $  (126,913)      $    (7,562)   $   (89,281)
                                      ===========    ===========       ===========    ===========
Net income (loss)
   per common share                   $     (.004)   $     (.044)      $     (.002)   $     (.031)
                                      ===========    ===========       ===========    ===========
Weighted average number
   of shares outstanding,
   as retroactively adjusted
   for reverse stock split              3,211,205      2,875,539         3,211,205      2,875,539
                                      ===========    ===========       ===========    ===========


          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            For the Six Months Ended
                                                                    March 31,
                                                           --------------------------
                                                               2001           2000
                                                           -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                       $   (12,706)   $  (126,913)
                                                           -----------    -----------
   Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
       operating activities:
      Depreciation and amortization                             11,780         31,276
      Charge to bad debt allowance                                  --             --
      Issuance of stock in lieu of salaries and fees                --        171,000
      Charge to inventory reserve                                   --             --
      Increase (decrease) in cash flows as a
           result of changes in asset and liability
           account balances:
         Accounts receivable                                  (117,220)       179,469
         Inventories                                                --         (2,430)
         Prepaid expenses                                     (119,809)      (113,574)
         Accounts and acceptances payable                      153,308        (70,343)
         Accrued expenses and other current liabilities:
            Related parties                                         --         30,177
            Other                                              (81,570)      (142,580)
         Income taxes                                               --             --
                                                           -----------    -----------
   Total adjustments                                          (153,511)        82,995
                                                           -----------    -----------
Net cash provided by (used in) operating                      (166,217)       (43,918)
  activities

                                                           -----------    -----------

Cash flows from investing activities:

   Acquisition of property assets                                   --         (2,088)
   Restricted cash                                                  --         90,295
   Security deposit                                             (6,440)            --
                                                           -----------    -----------
Net cash used in investing activities                           (6,440)        88,207
                                                           -----------    -----------

Cash flows from financing activities:

   Proceeds from (payments of) of lines of credit              (49,206)      (205,793)
   Proceeds from note payable-related parties                  266,119        151,500
                                                           -----------    -----------
Net cash provided by (used in) financing activities            216,913        (54,293)
                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents            44,256        (10,004)

Cash and cash equivalents at beginning of year                  34,712         34,137
                                                           -----------    -----------

Cash and cash equivalents at end of year                   $    78,968    $    24,133
                                                           ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                           $    93,832    $   123,693
                                                           ===========    ===========
   Taxes paid                                              $     5,522    $       500
                                                           ===========    ===========

          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

NOTE 1 - BASIS OF PRESENTATION.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001. The results of operations for the six and three months ended March 31, 2001 and 2000 and cash flows for the six months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

     (b) Principles of Consolidation:

     The accompanying consolidated financial statements as at March 31, 2001 and September 30, 2000 and for the three and six months ended March 31, 2001 and 2000 include the accounts of Globus International Resources Corp. and its subsidiaries, Shuttle International, Ltd. and Globus Foods International, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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

     (f) Concentrations of Credit Risk:

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company's requiring the prepayment from approximately 30% of its customers of up to 50% of each sale prior to shipment. Additionally, the accompanying financial statements reflect an allowance for doubtful accounts of $2,890,675 at March 31, 2001 and September 30, 2000, respectively.

     (g) Inventories:

     Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market. The accompanying financial statements reflect an allowance for the disposal of inventory of $1,692,818 at March 31, 2001 and September 30, 2000, respectively.

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

     (i) Goodwill:

     Goodwill arising from the acquisition of a subsidiary's minority interest in 1996 is being amortized over a fifteen-year period. Amortization charged to operations was $2,190 for the three months ended March 31, 2001 and 2000.

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

NOTE 3 - PROPERTY ASSETS.

            Property assets consist of:

                                                      March 31,   September 30,
                                                        2001           2000
                                                    ------------  -------------
     Data processing and office equipment             $  61,331     $  61,331
     Furniture and fixtures                              21,283        21,283
     Automobiles and trucks                              43,687        43,687
                                                      ---------     ---------
                                                        126,301       126,301
     Less:  Accumulated depreciation                    113,038       105,638
                                                      ---------     ---------
                                                      $  13,263     $  20,663
                                                      =========     =========

     Depreciation expense charged to operations for the three months ended March 31, 2001 and 2000 amounted to $3,700 and $3,400, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS.

     (a) Notes Payable:

     A stockholder and the Company entered into a loan agreement in April 1996 whereby the stockholder acquired the Company's 7% interest bearing note $125,000 at par. The note was originally payable in full plus accrued interest on March 31, 1997. On April 30, 1997, the note was amended and the due date was extended to April 30, 1998. Accrued interest payable on these loans aggregated $45,500 at March 31, 2001 and September 30, 2000, respectively, and is included in accrued expenses-related party. In May 1997, the stockholder agreed to subordinate his loan to a bank which had granted the Company a $2,000,000 line of credit. The stockholder has extended the due date indefinitely and has verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.

     On August 26, 1996, the parents of the Company's President purchased Shuttle's 15% interest bearing $20,000 note at par. The note, as amended, is repayable in full with no definite repayment date. No interest was charged for the three months ended March 31, 2001 and 2000. Accrued interest payable to these individuals of $7,750 is included in accrued expenses-related party at March 31, 2001 and September 30, 2000, respectively. These creditors have agreed to subordinate this indebtedness to a bank which had granted the Company a $2,000,000 line of credit in May 1997 and also have verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.

     During the first quarter of fiscal 2000, three shareholders of the Company loaned the Company $156,000 due to the current cash needs of the business. In October, 2000, $65,000 was loaned to the company by one shareholder. This same shareholder loaned another $235,000 to the Company in January, 2001. As of March 31, 2001, $64,140 was paid back to the shareholders. These amounts have no definite repayment terms and the shareholders have agreed not to require the accrual of interest.

     (b) Rent Payable:

     Globus and Shuttle lease warehouse space from an entity controlled by three of the Company's officer/directors. Rent charged to operations in the three months ended March 31, 2001 and 2000 was $7,500, of which $52,075 was unpaid and included in accrued expenses - related parties at March 31, 2001 and September 30, 2000, respectively. The leases which expire in 2004 require aggregate monthly rentals of $700.

     (c) Officers' Compensation:

     In the second quarter of 2000, three officers of the Company, the President, CEO and Vice President agreed to receive 300,000 shares of stock in lieu of their salaries, which at the market value at issuance resulted in a $30,000 issuance of stock to each, charged to expenses during the year ended September 30, 2000.

NOTE 5 - FINANCING ARRANGEMENT.

         (i) SHORT-TERM DEBT:

         At March 31, 2001, the Company had various credit facilities available:

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

         The Company has lines of credit with four other banks totalling $275,000 in the aggregate. $100,000 of these lines are guaranteed by an officer of the Company. Interest during the three months ended March 31, 2001 and 2000 was charged at various rates of 9.75% to 15%.

                                                                  March 31,    September 30,
                                                                    2001           2000
                                                                 ------------  -------------
     Bank borrowing outstanding at March 31, 2001 and
     September 30, 2000 amounted to:

         Acceptances payable under the $3,000,000 credit-line      $1,220,617    $1,220,617

         Other bank loans payable (3) under $275,000 credit-line      132,456       181,662
                                                                   ----------    ----------

                                                                   $1,353,073    $1,402,279
                                                                   ==========    ==========

         (ii) RELATED PARTIES:

         On April 7, 1996, the Company borrowed $125,000 from an officer/stockholder. The repayment date is indefinite as of March 31, 2001. Interest had been accrued until September 30, 2000 at 7%.

         On August 26, 1996 the Company borrowed $20,000 from a parent of its President as evidenced by a 15% note. The note has no definite repayment date. Per the noteholder's approval, no interest was accrued in 2001 and 2000. Both of these notes are subordinated to a bank (see above) in connection with the granting of a line-of-credit to the Company by the bank. As long as any balance is outstanding under this line-of-credit, the note holders have verbally agreed not to demand payment of the notes and to subordinate such notes to this bank.

         During the first quarter of 2000, three shareholders of the Company loaned the Company $156,000 due to the current cash needs of the business. Another $65,000 was loaned to the Company in October, 2000, and another $235,000 in January, 2001 was loaned by the same shareholder. These amounts have no definite repayment terms and the shareholders have agreed not to require the accrual of interest. As of March 31, 2001 $64,140 was paid back to the shareholders.

NOTE 6 - COMMON STOCK.

         In February 2000, 300,000 shares each were issued to three officers of the corporation, in lieu of salaries. The $90,000 market value of these shares was charged to expense at September 30, 2000. Additionally 500,000 shares were issued to two different consultants in lieu of cash payments for the exclusive rights to use certain software which is the basis for the portal described in Footnote 1. 200,000 shares were issued to another consultant in lieu of cash payments for services related to developing the business plan to the internet based portal. The market value of the shares recorded was recorded as prepaid expenses based on the fact that this product has not been put into operation as of March 31, 2001.

     (b) REVERSE STOCK SPLIT:

         sIn January, 2001, a three for one reverse stock split was executed by the Company. This was done in order to facilitate the contemplated acquisition of another company, E-Globus Net Corp., which owns the specialized "Business to Business" software described in Footnote 1. It will become a wholly owned subsidiary of Globus International Resources. After the split, 9,633,616 shares outstanding became 3,211,205 shares. In acquiring E-Globus Net Corp., the Company will issue 2,425,000 shares to E-Globus Net Corp. shareholders from the treasury of Globus, under Rule 144 of SEC's Security Act of 1933, in exchange for all the shares of E-Globus Net Corp. After the acquisition, there will be 5,636,205 shares outstanding. This has not taken place as of this report filing.

     (c) WARRANTS:

         The Company has 1,822,756 common shares reserved for issuance upon the exercise of warrants at $3.625.

NOTE 7 - MAJOR RELATIONSHIPS AND SEGMENT INFORMATION.

     The Company is comprised of two business segments. The distribution of food products and the distribution of auto paint and parts and clothing. Clothing sales commenced in July 1996. No sales of clothing were made in the six months ended March 31, 2001. Set forth below are sales, operating income, capital expenditures, depreciation and identifiable assets of the segments.

                                                            For the Six
                                                            Months Ended
                                                           March 31, 2001
                                                          -----------------
     Net sales (000's):
       Food products                                        $      3,302
       Other                                                         242
                                                            ------------
                                                            $      3,544
                                                            ============
     Operating income (loss) (000's):

       Food products                                        $         94
       Other                                                         (15)
                                                            ------------
                                                            $         79
                                                            ============
     Depreciation (000's):
       Food products                                        $          9
       Other                                                           3
                                                            ------------
                                                            $         12
                                                            ============

     Identifiable assets (000's):
       Food products                                        $      1,437
       Other                                                         217
                                                            ------------
                                                            $      1,654
                                                            ============

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