Form 10QSB
period 2001-06-30
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2001-08-14
CIK 1033114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                  FORM 10-Q/SB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from _________________ to _________________

                             Commission file number

                      GLOBUS INTERNATIONAL RESOURCES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                                88-0203697
-------------------------------                              -------------------
(State of other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          80 Wall Street
             Suite 518
          New York, N.Y.                                                10005
---------------------------------------                               ----------
(Address of principal executive office)                               (zip code)

        Registrant's telephone number, including area code: 212-839-8000

                              2 World Trade Center
                                     #2400
                               New York, NY 10048
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         3,211,205 shares, $.001 par value, as of July 31, 2001 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                  JUNE 30, 2001
                                   (Unaudited)

                                    I N D E X

                                                                       Page No.
                                                                       --------

Part I -  Financial Information:

      Item 1.      Consolidated Financial Statements (Unaudited):

                   Balance Sheets
                   As at June 30, 2001 and September 30, 2000 ......      3

                   Statements of Operations
                   For the Nine Months Ended
                   June 30, 2001 and 2000 ..........................      4

                   Statements of Cash Flows
                   For the Nine Months Ended
                   June 30, 2001 and 2000 ..........................      5

                   Notes to Consolidated Financial Statements ......      6-14

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,    September 30,
                                                        2001           2000
                                                    (Unaudited)
                                                    -----------    -----------

                                     ASSETS

Current assets:
   Cash and cash equivalents                        $   191,951    $    34,712
   Accounts receivable                                1,551,323      1,210,372
   Inventories                                          125,758        125,757
   Income tax refunds receivable                         40,000         40,000
   Prepaid expenses                                           0             --
                                                    -----------    -----------
            Total current assets                      1,909,032      1,410,841
                                                    -----------    -----------

Property assets - at cost,
   net of accumulated depreciation                       11,563         20,663
                                                    -----------    -----------

Licensing agreement,
   net of amortization                                   47,334         47,334
                                                    -----------    -----------

Other assets:
   Goodwill net of accumulated amortization              91,277         97,848
   Security deposits                                     10,224         26,000
                                                    -----------    -----------
            Total other assets                          101,501        123,848
                                                    -----------    -----------

                                                    $ 2,069,430    $ 1,602,686
                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Bank lines of credit payable                       $ 1,318,638    $ 1,402,279
   Notes payable - related parties                      629,009        236,500
   Accounts and acceptances payable                     598,166        363,612
   Accrued expenses and other current
      liabilities - related parties                     125,705        125,705
   Accrued expenses and other current liabilities        92,979        194,419
                                                    -----------    -----------
            Total current liabilities                 2,764,497      2,322,515
                                                    -----------    -----------

Commitments and contingencies                                --             --

Stockholders' equity:
   Common stock, $.001 par value, authorized -
      50,000,000 shares, issued and outstanding -
      3,211,205 (as retroactively adjusted for
      reverse stock split)                                3,211          3,211
   Additional paid-in capital                         5,337,630      5,337,630
   Deficit                                           (6,035,908)    (6,060,670)
                                                    -----------    -----------
                                                       (695,067)      (719,829)
                                                    -----------    -----------

                                                    $ 2,069,430    $ 1,602,686
                                                    ===========    ===========


          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Nine                            Three
                                              Months Ended                     Months Ended
                                                June 30,                         June 30,
                                      --------------------------       --------------------------
                                          2001           2000              2001           2000
                                      -----------    -----------       -----------    -----------
Net sales                             $ 5,430,752    $ 7,108,039       $ 1,887,295    $ 1,147,172
Cost of goods sold                      5,056,036      6,939,799         1,720,017      1,273,475
                                      -----------    -----------       -----------    -----------
Gross profit                              374,716        168,240           167,278       (126,303)
                                      -----------    -----------       -----------    -----------
Operating expenses:
   Selling                                 70,763        162,646            23,886         34,185
   General and administrative             113,948      1,216,130            44,538      1,058,304
   Depreciation and amortization           17,670         46,229             5,890         14,953
                                      -----------    -----------       -----------    -----------
                                          202,381      1,425,005            74,314      1,107,442
                                      -----------    -----------       -----------    -----------
Income (loss) from operations             172,335     (1,256,765)           92,964     (1,233,745)
                                      -----------    -----------       -----------    -----------
Other income (expense):
   Interest income                              0         28,114                --          8,314
   Interest expense                      (147,573)      (218,626)          (53,741)       (94,933)
                                      -----------    -----------       -----------    -----------
Total other income (expense)             (147,573)      (190,512)          (53,741)       (86,619)
                                      -----------    -----------       -----------    -----------
Income (loss) before
   income taxes                            24,762     (1,447,277)           39,223     (1,320,364)
Provision for income taxes                      0          4,020            (1,755)         4,020
                                      -----------    -----------       -----------    -----------
Income (loss)                         $    24,762    $(1,451,297)      $    37,468    $(1,324,384)
                                      ===========    ===========       ===========    ===========
Net income (loss)
   per common share                   $      .008    $     (.158)      $      .012    $     (.117)
                                      ===========    ===========       ===========    ===========
Weighted average number
   of shares outstanding,
   as retroactively adjusted
   for reverse stock split              3,211,205      9,178,283         3,211,205      9,178,283
                                      ===========    ===========       ===========    ===========


          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            For the Nine Months Ended
                                                                    June 30,
                                                           --------------------------
                                                               2001           2000
                                                           -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                       $   24,762     $(1,451,297)
                                                           -----------    -----------
   Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
       operating activities:
      Depreciation and amortization                             17,670         46,229
      Charge to bad debt allowance                                  --      1,000,000
      Issuance of stock in lieu of salaries and fees                --        171,000
      Charge to inventory reserve                                   --        400,000
      Increase (decrease) in cash flows as a
           result of changes in asset and liability
           account balances:
         Accounts receivable                                  (340,951)        29,997
         Inventories                                                --         (2,430)
         Prepaid expenses                                            0        (68,172)
         Accounts and acceptances payable                      234,554        (44,088)
         Accrued expenses and other current liabilities:
            Related parties                                         --         30,177
            Other                                             (101,440)      (208,251)
         Income taxes                                               --             --
                                                           -----------    -----------
   Total adjustments                                          (190,167)     1,354,462
                                                           -----------    -----------
Net cash provided by (used in) operating
  activities                                                  (165,405)       (96,835)
                                                           -----------    -----------

Cash flows from investing activities:

   Acquisition of property assets                               (2,000)        (2,088)
   Restricted cash                                                  --         89,035
   Security deposit                                             15,776             --
                                                           -----------    -----------
Net cash used in investing activities                           13,776         86,947
                                                           -----------    -----------

Cash flows from financing activities:

   Proceeds from (payments of) lines of credit                 (83,641)      (145,444)
   Proceeds from note payable-related parties                  392,509        153,000
                                                           -----------    -----------
Net cash provided by (used in) financing activities            308,868          7,556
                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents           157,239         (2,332)

Cash and cash equivalents at beginning of year                  34,712         34,137
                                                           -----------    -----------

Cash and cash equivalents at end of year                   $   191,951    $    31,805
                                                           ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                           $   147,573    $   218,626
                                                           ===========    ===========
   Taxes paid                                              $     5,522    $     4,020
                                                           ===========    ===========


          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

NOTE 1 - BASIS OF PRESENTATION.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001. The results of operations for the nine months ended June 30, 2001 and 2000 and cash flows for the nine months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     (a) Description of Business:

     The Company has embarked on a major expansion of its international trade activity by operating a multi-lingual, Internet-based portal that allows international buyers and sellers of commercial and industrial products to engage in electronic commerce seamlessly, efficiently, and in their own native languages. The Company has an exclusive worldwide license for 2 years from e-GlobusNet Corp., the developer of the software, to provide electronic commerce among businesses in various countries. This software is being used currently by the Company to sell its own products but as of yet the Company is not deriving revenue from other users of the site. e-GlobusNet Corp. has been asked to expand the features of the software. Upon completion, the Company expects to exchange 2,425,000 shares for the ownership of e-GlobusNet Corp., which will result in the ownership of the software instead of a license to use it. (see Note 6)

     The Company can operate either as a broker or a principal in electronic commercial transactions. Over the past year it had been functioning primarily as a principal between companies in Russia and the Ukraine and those in Western Europe because of its strong background and experience in dealing with the languages and cultures of the Eastern Bloc countries. Many Western European countries prefer to deal with Globus as a principal rather than dealing directly with companies in Russia and the Ukraine.

     In situations where Globus will act as a broker on the e-GlobusNet Corp. portal, it will receive a commission of 1% each from buyer and seller. As a principal, the Company can generate gross profit margins of 5% to 10%, or higher, depending on the transaction. For further discussion on E-GlobusNet.corp., see Footnote 6.

     The Company presently has two wholly-owned subsidiaries, Globus Food Systems Corp., and Shuttle International. Globus Food Systems exports meat, meat by-products, cheese, fish, and other high-end food products from manufacturers in Western Europe to Russia and the Ukraine. It represents over 94% of the current total revenues of the Company. It also has entered into a new contract with a major tire manufacturer in Russia, with rubber purchased from a supplier in Southeast Asia. The first order is expected to take place in the next quarter. Profit margins on these sales are expected to be between 20-25%. Shuttle International exports auto parts and clothing from U.S. manufacturers to Russia and the Ukraine. Shuttle accounts for about 6% of the total revenues of the Company.

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

     (b) Principles of Consolidation:

     The accompanying consolidated financial statements as at June 30, 2001 and September 30, 2000 and for the nine months ended June 30, 2001 and 2000 include the accounts of Globus International Resources Corp. and its subsidiaries, Shuttle International, Ltd. and Globus Foods International, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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

     (f) Concentrations of Credit Risk:

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company's requiring the prepayment from approximately 30% of its customers of up to 50% of each sale prior to shipment. Additionally, the accompanying financial statements reflect an allowance for doubtful accounts of $2,890,675 at June 30, 2001 and September 30, 2000.

     (g) Inventories:

     Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market. The accompanying financial statements reflect an allowance for the disposal of inventory of $1,692,818 at June 30, 2001 and September 30, 2000.

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

     (i) Goodwill:

     Goodwill arising from the acquisition of a subsidiary's minority interest in 1996 is being amortized over a fifteen-year period. Amortization charged to operation was $2,190 for the three months ended June 30, 2001 and 2000.

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

NOTE 3 - PROPERTY ASSETS.

     Property assets consist of:

                                                      June 30,    September 30,
                                                        2001           2000
                                                    ------------  -------------

     Data processing and office equipment             $  63,331     $  61,331
     Furniture and fixtures                              21,283        21,283
     Automobiles and trucks                              43,687        43,687
                                                      ---------     ---------
                                                        128,301       126,301
     Less:  Accumulated depreciation                    116,738       105,638
                                                      ---------     ---------
                                                      $  11,563     $  20,663
                                                      =========     =========

     Depreciation expense charged to operations for the three months ended June 30, 2001 and 2000 amounted to $3,700 and $3,400, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS.

     (a) Notes Payable:

     A stockholder and the Company entered into a loan agreement in April 1996 whereby the stockholder acquired the Company's 7% interest bearing note $125,000 at par. The note was originally payable in full plus accrued interest on March 31, 1997. On April 30, 1997, the note was amended and the due date was extended to April 30, 1998. Accrued interest payable on these loans aggregated $45,500 at June 30, 2001 and September 30, 2000, respectively, and is included in accrued expenses-related party. In May 1997, the stockholder agreed to subordinate his loan to a bank which had granted the Company a $2,000,000 line of credit. The stockholder has extended the due date indefinitely and has verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.

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

     During the first quarter of fiscal 2000, three shareholders of the Company loaned the Company $156,000 due to the current cash needs of the business. In October, 2000, $65,000 was loaned to the company by one shareholder. This same shareholder loaned another $235,000 to the Company in January, 2001 and an additional $150,000 in April, 2001. As of June 30, 2001,$81,250 was paid back to the shareholders. These amounts have no definite repayment terms and the shareholders have agreed not to require the accrual of interest.

     (b) Rent Payable:

     Globus and Shuttle lease warehouse space from an entity controlled by three of the Company's officer/directors. Rent charged to operations in the three months ended June 30, 2001 and 2000 was $7,500, of which $52,075 was unpaid and included in accrued expenses - related parties at June 30, 2001 and September 30, 2000, respectively. The leases which expire in 2004 require aggregate monthly rentals of $700.

     (c) Officers' Compensation:

     In the second quarter of 2000, three officers of the Company, the President, CEO and Vice President agreed to receive 300,000 shares of stock in lieu of their salaries, which at the market value at issuance resulted in a $30,000 issuance of stock to each, charged to expenses during the year ended September 30, 2000.

NOTE 5 - FINANCING ARRANGEMENT.

         (i)  SHORT-TERM DEBT:

         At June 30, 2001, the Company had various credit facilities available:

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

         The Company has lines of credit with four other banks totalling $275,000 in the aggregate. $100,000 of these lines are guaranteed by an officer of the Company. Interest during the three months ended June
         30, 2001 and 2000 was charged at various rates of 9.75% to 15%.

                                                                  June 30,    September 30,
                                                                    2001           2000
                                                                 ------------  -------------
     Bank borrowing outstanding at June 30, 2001 and
     September 30, 2000 amounted to:

         Acceptances payable under the $3,000,000 credit-line      $1,220,617    $1,220,617

         Other bank loans payable (3) under $275,000 credit-line       98,021       181,662
                                                                   ----------    ----------

                                                                   $1,318,638    $1,402,279
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

         During the first quarter of 2000, three shareholders of the Company loaned the Company $156,000 due to the current cash needs of the business. Another $65,000 was loaned to the Company in October, 2000, $235,000 in January, 2001, and $150,000 in April,2001 was loaned by the same shareholder. These amounts have no definite repayment terms and the shareholders have agreed not to require the accrual of interest.
         As of June 30, 2001 $81,250 was paid back to the shareholders.

NOTE 6 - COMMON STOCK.

         In February 2000, 300,000 shares each were issued to three officers of the corporation, in lieu of salaries. The $90,000 market value of these shares was charged to expense at September 30, 2000. Additionally 500,000 shares were issued to two different consultants in lieu of cash payments for the exclusive rights to use certain software which is the basis for the portal described in Footnote 1. 200,000 shares were issued to another consultant in lieu of cash payments for services related to developing the business plan to the internet based portal. The market value of the shares recorded was recorded as prepaid expenses based on the fact that this product has not been fully completed as of June 30, 1001 and when it is, the Company will use the shares as a downpayment towards buying the software outright.

     (b) REVERSE STOCK SPLIT:

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

NOTE 7 - MAJOR RELATIONSHIPS AND SEGMENT INFORMATION.

     The Company is comprised of two business segments. The distribution of food products and the distribution of auto paint and parts and clothing. Clothing sales commenced in July 1996. No sales of clothing were made in the nine months ended June 30, 2001. Set forth below are sales, operating income, capital expenditures, depreciation and identifiable assets of the segments.

                                                             For the Nine
                                                             Months Ended
                                                            June 30, 2001
                                                          -----------------
     Net sales (000's):
       Food products                                        $      5,071
       Other                                                         360
                                                            ------------
                                                            $      5,431
                                                            ============
     Operating income (loss) (000's):

       Food products                                        $        198
       Other                                                         (26)
                                                            ------------
                                                            $        172
                                                            ============
     Depreciation (000's):
       Food products                                        $         14
       Other                                                           4
                                                            ------------
                                                            $         18
                                                            ============

     Identifiable assets (000's):
       Food products                                        $      1,792
       Other                                                         186
                                                            ------------
                                                            $      1,978
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