Form 10KSB
period 2001-09-30
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2002-01-15
CIK 1033114

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2001

                         Commission File Number 0-24709

                      GLOBUS INTERNATIONAL RESOURCES CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


              Nevada                                          #86-0203697
------------------------------------                     -----------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

  80 Wall Street, #518, New York, NY                             10005
-----------------------------------------                   --------------
 (Address of Principal Executive Offices)                     (Zip Code)

                                 (212) 558-6100
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                              None

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value per share
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for much shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [X]       No [ ]

         Check if disclosure of delinquent filer in response in Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definative proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         Issuer's revenues for its fiscal year ended September 30, 2001 were $9,010,215.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $229,451 as of December 15, 2001.

         The number of shares outstanding of the issuer's common stock as of December 15, 2001 was 3,277,872 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents or the indicated portions thereof are incorporated herein by reference into the indicated portions of this Annual Report on Form 10-KSB:
_______________________________________________________________.

         Transitional Small Business Disclosure Format (check one):

         Yes [X]       No [ ]

                                     PART I

ITEM 1.  Description of business:

         The Company has embarked on a major expansion of its international trade activity by operating a multi-lingual, Internet-based portal that allows international buyers and sellers of commercial and industrial products to engage in electronic commerce seamlessly, efficiently, and in their own native languages. The Company has contracted e-GlobusNet Corp., the developer of the software, to provide electronic commerce among businesses in various countries. This software is being used currently by the Company to sell its own products but as of yet the Company is not deriving revenue from other users of the site. e-GlobusNet Corp. has been asked to expand the features of the software. Upon completion, the Company expects to exchange 2,425,000 shares for the ownership of e-GlobusNet Corp., which will result in the ownership of the software.

         The Company can operate either as a broker or a principal in electronic commercial transactions. Over the past two years it had been functioning primarily as a principal between companies in Russia and the Ukraine and those in Western Europe because of its strong background and experience in dealing with the languages and cultures of the Eastern Bloc countries. Many Western European countries prefer to deal with Globus as a principal rather than dealing directly with companies in Russia and the Ukraine.

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

ITEM 2.  Description of Property:

         The Company, pursuant to a two-year agreement, leases approximately 1,750 square feet of space for an administrative, clerical and executive office for the Company's export business at 80 Wall Street, #518, New York, NY 10005. The term of the lease commenced in 2001. Annual rent payments are $39,840. There is another lease with a warehouse in Georgia, United States to store paint with an annual rent of $36,000. This lease is renewable on January 1, 2002.

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

ITEM 3.  Legal Proceedings:

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders:

         No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters:

         The Company's Common Stock trades under the symbol "ABIR" on the OTC Bulletin Board. The market for the Company's Common Stock is limited, sporadic and highly volatile. The following table sets forth the high and low bid prices per share of the Company's Common Stock during fiscal 2001, as reported by the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, market-downs or commissions, and may not necessarily represent actual transactions.

                                                              High       Low
                                                             ------     ------

Fiscal 2000:

         First Quarter                                         .70       .14

         Second Quarter                                        .42       .16

         Third Quarter                                         .22       .13

         Fourth Quarter                                        .18       .10


         The number of shareholders of record as of September 30, 2001 was 91.

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

Comparison of the Year Ended September 30, 2001 and 2000

         Revenues increased $1,258,376 (16.2%) in the year ended September 30, 2001 to $9,010,215 from $7,751,839 for the year ended September 30, 2000. The increase is attributable to several large new customers, one in the tire industry and two in fish and walnuts, respectively. The cost of sales in 2001 of $8,504,304 was $298,997 (3.6%) higher than the 2000 cost of sales of $8,205,207.
The reason for the increase was the larger revenues in 2001. The actual margins on sales of food products and auto parts were similar to the prior year.

         Selling expenses decreased $29,395 (19.6%) during 2001 to 1.3% of sales as compared to $66,075 or 1.9% of sales in 2000. The decrease is due to the reduction of rent, staff and other operating costs.

         General and administrative costs decreased $172,862 (.49%) to 2% of net sales in 2001 from $349,788 (4.5% of net sales) in 2000. This decrease arises from the elimination of high level salaries, as well as the reduction in rent and several large consulting and legal fees. Depreciation and amortization decreased $64,577 (73.2%) to $23,675 (.03%) from $88,252 (1.1%) in 2000. This decrease is the result of certain deferred financing and consulting costs being fully amortized prior to the end of fiscal 2000.

         Interest expense decreased $119,817 to $180,429 in 2001, due to the large credit line being consolidated with a CD, used to pay down $600,000 of the debt.

         The 2001 net income of $7,447 is a increase in income from the net loss of $3,693,440 in 2000, the result of the major writedowns of inventory ($988,000) and accounts receivable ($2,370,675) in 2000. The loss in 2000 was mainly caused by the collapse of the Russian economy in the latter part of 1998.

FINANCIAL CONDITION

September 30, 2001 compared to September 30, 2000

         Cash and cash equivalents at September 30, 2001 of $46,087 is $11,375 more than the cash and cash equivalents of $34,712 in September 30, 2000. This low increase in cash is primarily the result of a weak Russian economy in both latter part of fiscal 2000 and 2001 which in turn affected both the sales and the timeliness of accounts receivable collections.

         Accounts receivable increased $527,533 (43.6%) to $1,737,905 at September 30, 2001 because sales for 2001 increased $1,258,376. The increase in accounts receivable is not only attributable to the weak Russian economy where all the customers are located, but also to the extension of credit terms for sales and a reduction in the requirement of cash prepayments prior to shipment.

         The Company did not acquire any significant property assets in fiscal 2001.

         Accounts and acceptance payable increased $222,824 to $671,439 at September 30, 2001 from $448,615 at September 30, 2000 accounts. The change was due to a lack of lack of cash flow in fiscal 2000 caused by the receivable increase.

         Accrued expenses and other current liabilities decreased $121,160 to $73,259 at September 30, 2001 primarily due to the payback of certain rent accruals, and decrease in overall professional fees.

         Notes payable to banks and related parties of $1,951,689 at September 30, 2001 was $397,908 more than the September 30, 2000 amount of $1,553,776.
This is the result of a large loan by one shareholder in 2001.

         Stockholders' deficiency decreased $35,447 to $(684,382) at September 30, 2001 from ($719,829) at September 30, 2000. The deficiency decrease arises from the net income derived in fiscal 2001, and the issuance of shares for consulting services.

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's working capital deficiency at September 30, 2001 and 2000 was $(837,991) and $(911,674), respectively. The Company's primary sources of working capital have been (i) the proceeds from its bank lines-of-credit, the working capital term loan, related party loans and advances, and (ii) the issuance of its securities for cash, as payments for services rendered as well as its regular sales collections.

         Currently the Company's primary cash requirements include (i) the funding of its inventory purchases for and receivables from sales of products and (ii) ongoing selling, administrative and other operating expenses. Management believes that the Company's cash liquidity position will also be enhanced by the commencement of the new internet based portal business which will enable the company to obtain a new line of customers and that its present three unsecured bank lines aggregating $275,000 and its secured letters of credit and bank note of aggregating $1,220,617, should be in aggregate, sufficient to fund the Company's operation for the next twelve months. The above assumes the Company's operations are consistent with management's expectations which are expected to be an improvement from fiscal 2001. The Company may need additional financing thereafter. There can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing elected by the Company will depend upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. Moreover any statement regarding the Company's ability to fund its operations from expected cash flows is speculative in nature and inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.

ITEM 7.  Financial Statements:

         The financial statements of the Company are included in this report commencing on Page F-1.

                                    PART III

ITEM 8. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

         The following table sets forth the name, age and position of each person who was serving as an executive office or director of the Company at December 15, 2001:

             Name                   Age                      Office
         ----------------          -----              -----------------------

         Serge Pisman               37                President, Director
         Herman Roth                53                Secretary, Director
         Yury Greene                62                Treasurer, Director

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

         Based solely on its review of the copies of such reports received by the Company, and written representations that no Form 5 were required, the Company believes that, during the fiscal year ended September 30, 2001 and prior fiscal years, all filing requirements applicable to its officers and directors, and all of the persons known to the Company to own more than ten percent of its Common Stock, were complied with by such persons, except that Messrs, Pisman, Roth and Greene filed their initial statements of beneficial ownership late.

ITEM 10. EXECUTIVE COMPENSATION:

         The following table sets forth the annual compensation for the Company's Chief Executive Officer and President:

                               ANNUAL COMPENSATION

                                                          Other Annual
  Name and Principal                               ---------------------------
     Position                Year       Salary       Bonus       Compensation
------------------------  ----------  -----------  ---------  ----------------

Serge Pisman, President      1999       2,510
                             2000           0
                             2001           0


* The lack of salary paid is due to present financial situation of the Company, and the desire of the officers to ensure that all current operating needs are met, in addition to funding the new internet products.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management:

         The table below sets forth information as to each person owing of record or who was known by the Company to own beneficially more than 5% of the 3,277,872 shares of issued and outstanding Common Stock of the Company as of December 15, 2001 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                     Name and Address of         Amount and Nature of   Percent
Title of Class       Beneficial Owner            Beneficial Ownership   of Class
----------------     --------------------------  --------------------   --------

Common Stock         Serge Pisman
                     2 World Trade Center
                     New York, NY  10048                 472,222         14.4%

Common Stock         Herman Roth
                     2 World Trade Center
                     New York, NY  10048                 472,222         14.4%

Common Stock         Yury Greene
                     2 World Trade Center
                     New York, NY  10048                 472,222         14.4%

All directors and officers as a group (3 in number)    1,416,666         43.2%

Comm Stock           FTP, Inc.                           216,752          6.6%
                     Robert W. Martyn                    216,752          6.6%
                     48 Par-La-Ville Road
                     Hamilton, Bermuda


ITEM 12. Certain Relationship and Related Transactions:

         Herman Roth loaned $125,000 to the Company in April 1996 in exchange for the Company's 7% promissory note in the principal amount of $125,000. This note payable on March 31, 1997 was extended indefinitely. An additional non-interest bearing loan was made by Mr. Roth in 2001 for $450,000.

         Ida and Victor Pisman, Serge Pisman's parents, loaned $20,000 to the Company in August 1996 in exchange for the Company's 15% promissory note in the principal amount of $20,000. This note was payable on August 22, 1997 but was extended indefinitely. Another loan with 1,909 outstanding was made in fiscal 2000.

         Serge Pisman, Herman Roth and Yury Greene own 1616 Mermaid Associates which leases office space to the Company and to Shuttle. See "Property".

         Serge Pisman, Herman Roth and Yury Greene have personally guaranteed payment of sums due under the Company's $1,220,617 line of credit with the Park Avenue Bank, N.A.

         Yury Greene has personally guaranteed payment of sums due under the Company's $75,000 line-of-credit with Chase Manhattan Bank, N.A.

         Serge Pisman and Yury Greene loaned $105,000 to the Company in fiscal 2000, with no definite repayment terms. 49,800 is outstanding at September 30, 2001.

ITEM 13. Exhibits and Reports on Form 8-K:

(a)      The following exhibits are filed as part of this report:

         Exhibit No.                                  Exhibit Title
         -----------                            ----------------------------

            (27)                                   Financial Data Schedule

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBUS INTERNATIONAL RESOURCES CORP.

By:      /s/ SERGE PISMAN
         ----------------------------------------
Title:   President
         ----------------------------------------
Date:    December 25, 2001
         ----------------------------------------

              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ SERGE PISMAN
         ----------------------------------------
Title:   President
         ----------------------------------------
Date:    December 25, 2001
         ----------------------------------------

By:      /s/ HERMAN ROTH
         ----------------------------------------
Title:   Secretary
         ----------------------------------------
Date:    December 25, 2001
         ----------------------------------------

By:      /s/ YURY GREENE
         ----------------------------------------
Title:   Treasurer
         ----------------------------------------
Date:    December 25, 2001
         ----------------------------------------

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Globus International Resources Corp.


We have audited the accompanying consolidated balance sheets of Globus International Resources Corp. and its subsidiaries as at September 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced substantial recurring losses from operations and at September 30, 2001 a working capital and capital deficiency exists that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            ARTHUR YORKES & COMPANY

New York, New York
December 10, 2001



              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30,

                                                                 2001           2000
                                                             -----------    -----------
Current assets:
     Cash and cash equivalents                               $    46,087    $    34,712
     Accounts receivable                                       1,737,905      1,210,372
     Inventories                                                 137,024        125,757
     Income tax refunds receivable                                40,000         40,000
     Loan receivable - employee                                    1,200              -
                                                             -----------    -----------

         Total current assets                                  1,962,216      1,410,841
                                                             -----------    -----------

Property and equipment, at cost -
  net of accumulated depreciation                                  7,748         20,663
                                                             -----------    -----------

Prepaid costs                                                     47,334         47,334
                                                             -----------    -----------

Other assets:
     Goodwill, net of accumulated amortization                    89,087         97,848
     Security deposits                                             9,440         26,000
                                                             -----------    -----------
                                                                  98,527        123,848
                                                             -----------    -----------

                                                             $ 2,115,825    $ 1,602,686
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank lines of credit payable                            $ 1,307,675    $ 1,317,276
     Notes payable, related parties                              644,009        236,500
     Accounts payable                                            671,439        448,615
     Accrued expenses and other current liabilities -
       related parties                                           103,825        125,705
     Accrued expenses and other current liabilities               73,259        194,419
                                                             -----------    -----------

         Total current liabilities                             2,800,207      2,322,515
                                                             -----------    -----------

Commitments and contingencies (Note 11)

Stockholders' equity:
     Common stock, $.001 par value, authorized -
       50,000,000 shares, issued and outstanding -
       3,277,872 and 3,211,205 (as retroactively adjusted
       for one for three reverse split in January 2001)
       at September 30, 2001 and 2000, respectively                3,278          3,211
     Additional paid-in-capital                                5,365,563      5,337,630
     Deficit                                                  (6,053,223)    (6,060,670)
                                                             -----------    -----------
                                                                (684,382)      (719,829)
                                                             -----------    -----------

                                                             $ 2,115,825    $ 1,602,686
                                                             ===========    ===========


              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED SEPTEMBER 30,


                                                                   2001           2000
                                                               -----------    -----------
Net sales                                                      $ 9,010,215    $ 7,751,839

Cost of goods sold                                               8,504,304      8,205,207
                                                               -----------    -----------

Gross profit                                                       505,911       (453,368)
                                                               -----------    -----------
Operating expenses:
     Selling                                                       120,680        150,075
     General and administrative expenses                           176,926        349,788
     Deprecation and amortization                                   23,675         88,252
     Allowance for doubtful accounts                                     -      2,370,675
                                                               -----------    -----------

         Total operating expenses                                  321,281      2,958,790
                                                               -----------    -----------

Income (loss) from operations                                      184,630     (3,412,158)
                                                               -----------    -----------
Other income (expenses):
     Interest income                                                     -         28,114
     Interest expenses                                            (180,424)      (300,241)
                                                               -----------    -----------

         Total income (expenses)                                  (180,424)      (272,127)
                                                               -----------    -----------

Income (loss) before income taxes                                    4,206     (3,684,285)

Provision (benefit) for income taxes                                (3,241)         9,155
                                                               -----------    -----------

Income (loss)                                                  $     7,447    $(3,693,440)
                                                               ===========    ===========

Net income (loss) per common share                             $      .002    $     (1.25)
                                                               ===========    ===========
Weighted average number of shares outstanding
  (as retroactively adjusted for one for three reverse split
  in January 2001)                                               3,261,955      2,950,391
                                                               ===========    ===========


              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                          Common Shares           Additional
                                                   --------------------------      Paid-in-     Accumulated
                                                      Shares         Amount        Capital        Deficit
                                                   -----------    -----------    -----------   -----------
Balance at September 30, 1999                        7,771,616          7,772      5,146,869    (2,367,230)

Common shares issued for consulting fees               152,000            152         15,048             -

Shares issued in lieu of cash payments               1,710,000          1,710        169,290             -

Net loss for the year ended September 30, 2000               -              -              -    (3,693,440)
                                                   -----------    -----------    -----------   -----------

Balance at September 30, 2000                        9,633,616          9,634      5,331,207    (6,060,670)

Common shares issued for consulting fees               200,000            200         27,800

one for three reverse split                         (6,555,744)        (6,556)         6,556

Net income for the year ended September 30, 2001             -              -              -         7,447
                                                   -----------    -----------    -----------   -----------

Balance at September 30, 2001                      $ 3,277,872    $     3,278    $ 5,365,563   $(6,053,223)
                                                   ===========    ===========    ===========   ===========


              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOWS

                        FOR THE YEARS ENDED SEPTEMBER 30,



                                                                       2001             2000
                                                                   ------------    ------------
Cash flows from operating activities:
     Net income (loss)                                             $      7,447    $ (3,693,440)
                                                                   ------------    ------------
     Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
         Depreciation and amortization                                   23,675          88,252
         Deferred rent                                                   (1,200)              -
         Provision for doubtful accounts                                              2,370,675
         Provision for loss on disposal of inventory                                    988,333
         Security deposits                                               16,560               -
         Increase (decrease) in cash flows as a result of change
           in asset and liability account balances:
              Accounts receivable                                      (527,533)         98,018
              Inventories                                               (11,267)         56,553
              Prepaid expenses                                                          (58,174)
              Accounts and acceptances payable                          222,825          66,894
              Accrued expenses and other current liabilities:
                  Related parties                                       (21,880)         18,500
                  Other                                                (121,160)       (164,827)
                                                                   ------------    ------------

                      Total adjustments                                (419,980)      3,464,224
                                                                   ------------    ------------

         Net cash used in operating activities                         (412,533)       (229,216)
                                                                   ------------    ------------
Cash flows from investing activities:
     Acquisition of property assets                                      (2,000)         (2,088)
     Restricted cash                                                          -         708,837
                                                                   ------------    ------------

         Net cash provided by (used in) investing activities             (2,000)        706,749
                                                                   ------------    ------------
Cash flows from financing activities:
     Proceeds from lines-of-credit                                       (9,601)       (754,658)
     Proceeds from note payable, related parties                        407,509          91,500
     Issuance of common stock for services                               28,000         186,200
                                                                   ------------    ------------

         Net cash provided by financing activities                      425,908        (476,958)
                                                                   ------------    ------------

Net increase in cash and cash equivalents                                11,375             575

Cash and cash equivalents at beginning of year                           34,712          34,137
                                                                   ------------    ------------

Cash and cash equivalents at end of year                           $     46,087    $     34,712
                                                                   ============    ============



              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOWS
                                   (continued)

                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                                       2001            2000
                                                                   ------------    ------------
Supplemental disclosures of cash flow information:
     Interest paid                                                 $    180,424    $    282,917
     Taxes paid                                                           2,241           9,155


              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

1.   Description of business:

     The Company has embarked on a major expansion of its international trade activity by operating a multi-lingual, Internet-based portal that allows international buyers and sellers of commercial and industrial products to engage in electronic commerce seamlessly, efficiently, and in their own native languages. The Company has contracted e-GlobusNet Corp., the developer of the software, to provide electronic commerce among businesses in various countries. This software is being used currently by the Company to sell its own products but as of yet the Company is not deriving revenue from other users of the site. E-GlobusNet Corp. has been asked to expand the features of the software. Upon completion, the Company expects to exchange 2,425,000 shares for the ownership of E-GlobusNet Corp., which will result in the ownership of the software (see Note 8).

     The Company can operate either as a broker or a principal in electronic commercial transactions. Over the past two years it had been functioning primarily as a principal between companies in Russia and the Ukraine and those in Western Europe because of its strong background and experience in dealing with the languages and cultures of the Eastern Bloc countries. Many Western European countries prefer to deal with Globus as a principal rather than dealing directly with companies in Russia and the Ukraine.

     In situations where Globus will act as a broker on the e-GlobusNet Corp. portal, it will receive a commission of 1% each from buyer and seller. As a principal, the Company can generate gross profit margins of 5% to 10%, or higher, depending on the transaction. For further discussion on E-GlobusNet Corp. (see Note 8).

     The Company presently has two wholly-owned subsidiaries, Globus Food Systems Corp., and Shuttle International. Globus Food Systems exports meat, meat by-products, cheese, fish, and other high-end food products from manufacturers in Western Europe to Russia and the Ukraine. It represents over 95% of the current total revenues of the Company. It also has entered into a new contract with a major tire manufacturer in Russia, with rubber purchased from a supplier in Southeast Asia. Initial sales took place in the last quarter of the year ended September 30, 2001. Profit margins on these sales are expected to reach 20-25%. Shuttle International exports auto parts and clothing from U.S. manufacturers to Russia and the Ukraine. Shuttle accounts for about 5% of the total revenues of the Company.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

1.   Description of business:  (continued)

     The Company was originally incorporated on October 24, 1984, under the name Ross Custom Electronics ("Ross") and was engaged in the electronics business. On May 6, 1995, Globus Food Systems International Corp., a privately held Delaware corporation, was merged into Ross. On October 18, 1996, Globus Food Systems International Corp. changed its name to Globus International Resources Corp., to reflect a broadening of its exporting business to include non-food products. Its food exporting business was transferred to a new, wholly-owned subsidiary called Globus Food Systems Corp., a New York corporation formed in September, 1996.

2.   Summary of significant accounting policies:

     Principles of consolidation:

     The accompanying consolidated financial statements as of September 30, 2001 and 2000 and for the years then ended include the accounts of Globus International Resources Corp. and its wholly-owned subsidiaries, Shuttle International, Ltd. and Globus Foods International, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

2.   Summary of significant accounting policies:  (continued)

     Concentrations of credit risk:

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company's requiring the prepayment from certain customers of up to 50% of each sale prior to shipment. Additionally, the accompanying financial statements reflect an allowance for doubtful accounts of $2,890,675 at September 30, 2001 and 2000.

     Inventories:

     Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market. The accompanying financial statements as of and for the year ended September 30, 2001 and 2000 reflect an allowance for the disposal of inventory of and $1,692,818.

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

     Goodwill:

     Goodwill arising from the acquisition of a subsidiary's minority interest in 1996 is being amortized over a fifteen-year period. Amortization charged to operation was $8,761 in 2001 and 2000.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

2.   Summary of significant accounting policies:  (continued)


     Basis of Presentation:

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Globus has experienced substantial recurring losses from operations and at September 30, 2001 a working capital deficiency of $837,991 and a capital deficiency of $684,382 exists that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As mentioned above, management intends to expand their operation to include an internet based portal in order to continue and expand the operations of the business. There can be no assurance that Globus will be able to raise sufficient capital to continue its operations and/or general adequate cash flow from operations.

     Intangibles:

     Deferred consulting costs were being amortized over the life of the consulting agreements. Amortization charged to operations in 2000 was $38,128. As of September 30, 2000, these costs were fully amortized.

     Per share data:

     Net income (loss) per share was computed by the weighted average number of shares outstanding during each period as retroactively adjusted for the one for three reverse stock split in January 2001.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

3.   Property assets:

     Property assets consist of:
                                                    2001          2000
                                                 ---------     ---------

         Data processing and office equipment    $  63,331     $  61,331
         Furniture and fixtures                     21,283        21,283
         Automobiles and trucks                     43,687        43,687
                                                 ---------     ---------

                                                   128,301       126,301
         Less:  Accumulated depreciation           120,553       105,638
                                                 ---------     ---------

                                                 $   7,748     $  20,663
                                                 =========     =========

     Depreciation expense charged to operations for the years ended September 30, 2001 and 2000 amounted to $14,915 and $16,835, respectively.

4.   Security deposits:

     Security deposits are comprised of rent deposits relating to various leaseholds which the Company occupies of which $3,000 is for warehouse space leased from a related party (See Note 5).

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

5.   Related party transactions:

     Notes payable:

     A stockholder and the Company entered into a loan agreement in April 1996 whereby the stockholder acquired the Company's 7% interest bearing note of $125,000 at par. The note was originally payable in full plus accrued interest on March 31, 1997. On April 30, 1997, the note was amended and the due date was extended to April 30, 1998. Interest charged to operations for the year ended September 30, 2000 was $16,620 including deferred amounts. No interest was charged in 2001 as the stockholder has waived the right to accrue more interest at this time. Accrued interest payable on this loan aggregated $45,500 at September 30, 2001 and 2000, and is included in accrued expenses - related party. In May 1997, the stockholder agreed to subordinate his loan to a bank which the Company owes $1,220,617. The stockholder verbally agreed not to demand payment of the debt as long as any portion of the bank note is outstanding, and the repayment date is now indefinite.

     On August 26, 1996, the parents of the Company's President purchased a subsidiary's 15% interest bearing $20,000 note at par. The note, as amended, is without a definite repayment date. No interest was charged in 2001 and 2000, per the approval of the noteholder. Accrued interest payable to these individuals of $7,750 is included in accrued expenses at September 30, 2001 and 2000. These creditors have agreed to subordinate this indebtedness to a bank which owes the Company $1,220,617 and also have verbally agreed not to demand payment of the debt as long as any portion of the bank note is outstanding.

     During the first quarter of fiscal 2000, three shareholders of the Company loaned the Company $156,000 due to the current cash needs of the business. In October 2000, $65,000 was loaned to the Company by one shareholder. This same shareholder loaned another $235,000 to the Company in January 2001 and an additional $150,000 in April 2001. As of September 30, 2001, $102,050 was paid back to the shareholders. These amounts have no definite repayment terms and the shareholders have agreed not to require the accrual of interest.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

5.   Related party transactions:  (continued)

     Rent payable:

     Globus and Shuttle lease warehouse space from an entity controlled by three of the Company's officer/directors. Rent charged to operations for the years ended September 30, 2001 and 2000 was $11,800. $52,075 was unpaid and included in accrued expenses - related parties at September 30, 2001 and 2000, respectively. The leases which expire in 2003, require aggregate monthly rentals of $700.

     Officers compensation:

     In the second quarter of 2000, three officers of the Company; the President, CEO and Vice President agreed to receive 300,000 shares of stock in lieu of their salaries, which at the market value at issuance resulted in a $30,000 issuance of stock to each, charged to expenses during the year ended September 30, 2000.

6.   Financing arrangement:

     Short-term debt:

     At September 30, 2001, the Company had various credit facilities available:

         A bank note exists for direct borrowings and acceptances in the amount of $1,220,617 on direct borrowings, currently at 12% interest per annum. The line was originally $3,000,000, however, due to the inability of the Company to pay any portion of the balance in the last two years, the line has been limited to what is outstanding currently. The line is collateralized by the guarantees of three of the corporate officers/directors and a first lien on all corporate assets not previously pledged or collateralized. One of these shareholders and the parents of another have subordinated notes payable due them by the Company to the bank. During the year ended September 30, 2000, the certificates of deposit pledged as collateral were redeemed by the bank against the amount owed the bank. The Company is presently in discussions to sell a building owned by the three officers, of which the proceeds will be paid to the bank. At that point, the Company expects to restructure the present debt arrangement in order to pay it off in the future.


              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

6.   Financing arrangement:  (continued)

     Short-term debt:  (continued)

         The Company has lines of credit with four other banks totaling $275,000 in the aggregate. $100,000 of these lines are guaranteed by an officer of the Company. Interest during the year ended September 30, 2001 was charged at various rates of 9.75% to 15%.

                                                                              2001            2000
                                                                          ------------    ------------
         Bank borrowing outstanding at
          September 30, 2001 and 2000 amounted to:

              Acceptances payable under the $1,220,617 bank note          $  1,220,617    $  1,220,617

              Other bank loans payable (3) under $275,000 credit-line           87,058          96,659
                                                                          ------------    ------------

                                                                          $  1,307,675    $  1,317,276
                                                                          ============    ============

         (ii) Related parties:

         On April 7, 1996, the Company borrowed $125,000 from an officer/stockholder. The repayment date is indefinite as of September 30, 2001. Interest had been accrued until September 30, 2001 at 7%. In 2001, per approval of the noteholder. No interest was accrued.

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

                           SEPTEMBER 30, 2001 AND 2000

7.   Income taxes:

     The difference between income taxes computed using the statutory federal income tax rate and that shown in the financial statements are summarized as follows:

                                                       2001            2000
                                                   ------------    ------------

         Income (loss) before income taxes         $      4,206    $ (3,693,440)
                                                   ------------    ------------
         Computed tax - (benefit) at
           statutory rate                                 1,400      (1,255,000)
         State taxes net of federal tax benefit          (3,241)        (37,000)
         Reserve for net operating loss
           carryforward tax assets                        1,400       1,282,845
                                                   ------------    ------------

              Total                                $     (3,241)   $      9,155
                                                   ============    ============


     The Company has available net operating loss carryforwards of approximately $4,000,000. A valuation allowance of the same amount has been provided since management believes that uncertainty exist regarding the realizability of this asset.

8.   Common stock:

     (a) Common stock issued for services rendered:

         In February 2000, 300,000 shares each were issued to three officers of the corporation, in lieu of salaries. The $90,000 market value of these shares was charged to expense at September 30, 2000. Additionally 500,000 shares were issued to two different consultants in lieu of cash payments for the exclusive rights to use certain software which is the basis for the portal described in Footnote 1. 200,000 shares were issued to another consultant in lieu of cash payments for services related to developing the business plan to the internet based portal. The market value of the shares recorded was recorded as prepaid costs based on the fact that this product has not been fully completed as of September 30, 2001, and when it is, the Company will use the shares as a down payment towards purchasing the software outright.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

8.   Common stock:  (continued)

     (b) Reverse stock split:

         In January 2001, a one for three reverse stock split was executed by the Company. This was done in order to facilitate the acquisition of another company, e-GlobusNet Corp., which owns the specialized "Business to Business" software described in Footnote 1. It will become a wholly owned subsidiary of Globus International Resources. After the split, 9,833,616 shares outstanding became 3,277,872 shares. In acquiring e-GlobusNet Corp., the Company is expected to issue an additional 2,425,000 shares to e-GlobusNet Corp. shareholders from the treasury of Globus, under Rule 144 of SEC's Security Act of 1933, in exchange for all the shares of e-GlobusNet Corp. After the acquisition, there will be 5,702,872 shares outstanding. This has not taken place as of this report filing.

     (c) Warrants:

         The Company had 1,822,756 common shares reserved for issuance upon the exercise of warrants at $3.625. These warrant expired on June 30, 2001.


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

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000


9.   Major relationships and segment information:  (continued)

                                                        For the Years Ended
                                                           September 30,
                                                        -------------------
                                                          2001       2000
                                                        --------   --------
     Net sales (000's):
         Food products                                  $  8,551   $  7,326
         Other                                               459        425
                                                        --------   --------
                                                        $  9,010   $  7,752
                                                        ========   ========
     Operating income (loss) (000's):
         Food products                                  $    220   $ (3,359)
         Other                                               (36)       (53)
                                                        --------   --------
                                                        $    184   $ (3,412)
                                                        ========   ========
     Depreciation and amortization (000's):
         Food products                                  $     18   $     82
         Other                                                 6          6
                                                        --------   --------
                                                        $     24   $     88
                                                        ========   ========
     Capital additions (000's):
         Food products                                  $      2          -
         Other                                                 -          2
                                                        --------   --------
                                                        $      2   $      2
                                                        ========   ========
     Identifiable assets (000's):
         Food products                                  $  1,967   $  1,113
         Other                                               149        490
                                                        --------   --------
                                                        $  2,116   $  1,603
                                                        ========   ========

     The food products segment has had only eleven (11) customers since it started shipments in August 1995. One customer accounted for 63% of the food products segment's sales for fiscal 2000 but had no sales in 2001. Sales of this segment's products for another customer were 42% in 2001. The first year if sold to them. Another customer accounted for 36% and 24.1% in 2001 and 2000, respectively.

     The other segments' sales were to nine (9) customers of which one customer accounted for 87% and 65% of sales for the years September 30, 2001 and 2000, respectively.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000

10.  Commitment and contingencies:

     Leases:

     The Company is a lessee under three operating real property leases for office and warehouse space. Rent expense charged to operations for the years ended September 30, 2001 and 2000 was $84,694 and $81,765, respectively. Future minimum annual rent commitments as of the Company's fiscal year-end are as follows:

                           Years Ended
                           September 30,                    Amount
                           -------------                  ---------

                            2002 - 2003                   $ 96,480


11.  Commitment and contingencies:

     Consulting agreement:

     In 1996, the Company entered into a four year consulting services agreement with Crabbe Capital Group Ltd. under which the consultant shall (i) introduce the Company to the consultant's network of domestic and international commercial banking sources, advise and assist the Company in identifying, studying, and evaluating interest and exchange rate fluctuations, and (iii) assist the Company in securing letters of credit and review commercial banking alliances and strategies. The Company issued to the consultant 325,000 shares of its common stock as compensation for its services. The fair value of the 325,000 shares of common stock issued of $195,000 was being amortized and charged to operations over the life of the consulting agreement. This amount was fully amortized as of September 30, 2000. Amortization charged to operations in fiscal 2000 was $38,128.