Form 10QSB
period 2001-12-31
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2002-02-20
CIK 1033114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-Q/SB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2001

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

        Registrant's telephone number, including area code: 212-558-6100

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         4,245,872 shares, $.001 par value, as of February 10, 2002 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                DECEMBER 31, 2001
                                   (Unaudited)

                                    I N D E X

                                                                       Page No.
                                                                       --------

Part I - Financial Information:

      Item 1.  Consolidated Financial Statements (Unaudited):

               Balance Sheets
               As at December 31, 2001 and September 30, 2001 ..........       3

               Statements of Operations
               For the Three Months Ended
               December 31, 2001 and 2000 ..............................       4

               Statements of Changes in Stockholders' Equity
               For the Three Months Ended December 31, 2001
               and Year Ended September 30, 2001........................       5

               Statements of Cash Flows
               For the Three Months Ended
               December 31, 2001 and 2000 ..............................       6

               Notes to Consolidated Financial Statements ..............    7-15

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                    December 31,  September 30,
                                                        2001           2001
                                                    (Unaudited)
                                                    -----------   ------------

                                     ASSETS

Current assets:
   Cash and cash equivalents                        $   148,210    $    46,087
   Accounts receivable                                1,756,527      1,737,905
   Inventories                                          137,024        137,024
   Income tax refunds receivable                         30,000         40,000
   Loan receivable-employee                                 600          1,200
                                                    -----------    -----------
            Total current assets                      2,072,363      1,962,216
                                                    -----------    -----------

Property assets - at cost,
   net of accumulated depreciation                        5,741          7,748
                                                    -----------    -----------

Prepaid costs                                            47,334         47,334
                                                    -----------    -----------

Other assets:
   Goodwill net of accumulated amortization              86,897         89,087
   Security deposits                                      9,440          9,440
                                                    -----------    -----------
            Total other assets                           96,337         98,527
                                                    -----------    -----------

                                                    $ 2,221,775    $ 2,115,825
                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank lines of credit payable                     $ 1,301,267    $ 1,307,675
   Notes payable - related parties                      652,826        644,009
   Accounts payable                                     708,513        671,439
   Accrued expenses and other current
      liabilities - related parties                     103,825        103,825
   Accrued expenses and other current liabilities        62,940         73,259
                                                    -----------    -----------
            Total current liabilities                 2,829,371      2,800,207
                                                    -----------    -----------

Commitments and contingencies                                --             --

Stockholders' equity:
   Common stock, $.001 par value, authorized -
      50,000,000 shares, issued and outstanding -
      3,277,872 and 3,211,205 (as retroactively
      adjusted for reverse stock split) at
      December 31,2001 and September 30,2001,
      respectively                                        3,278          3,278
   Additional paid-in capital                         5,365,563      5,365,563
   Deficit                                           (5,976,437)    (6,053,223)
                                                    -----------    -----------
                                                       (607,596)      (684,382)
                                                    -----------    -----------

                                                    $ 2,221,775    $ 2,115,825
                                                    ===========    ===========

          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three
                                                             Months Ended
                                                              December 31,
                                                      --------------------------
                                                          2001           2000
                                                      -----------    -----------
Net sales                                             $ 3,059,038    $   878,679
Cost of goods sold                                      2,900,946        780,874
                                                      -----------    -----------
Gross profit                                              158,092         97,805
                                                      -----------    -----------
Operating expenses:
   Selling                                                 22,578         20,629
   General and administrative                              26,854         34,500
   Depreciation and amortization                            4,197         14,953
   Allowance for doubtful accounts                         15,000          5,890
                                                      -----------    -----------
                                                           68,629         61,009
                                                      -----------    -----------
Income (loss) from operations                              89,463         36,796
                                                      -----------    -----------
Other income (expense):
   Interest income                                             --              0
   Interest expense                                       (12,677)       (44,163)
                                                      -----------    -----------
Total other income (expense)                              (12,677)       (44,163)
                                                      -----------    -----------
Income (loss) before
   income taxes                                            76,786        ( 7,367)
Provision for income taxes                                     --        ( 2,223)
                                                      -----------    -----------
Income (loss)                                         $    76,786    $   ( 5,144)
                                                      ===========    ===========
Net income (loss)
   per common share                                   $      .023    $     (.002)
                                                      ===========    ===========
Weighted average number
   of shares outstanding,
   as retroactively adjusted
   for reverse stock split                              3,277,872      3,211,205
                                                      ===========    ===========

          See accompanying notes to consolidated financial statements.


              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
 FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND YEAR ENDED SEPTEMBER 30, 2001


                                           Common Shares            Additional
                                      ------------------------       Paid-in-    Accumulated
                                       Shares          Amount        Capital       Deficit
                                      ---------      ---------      ----------   -----------
Balance at September 30, 2001         9,633,616          9,634      5,331,207     (6,060,670)

Common shares issued for
 consulting fees                        200,000            200         27,800

One for three reverse split          (6,555,744)        (6,556)         6,556

Net income for the year ended
 September 30, 2001                          --             --             --          7,447

Net income for three months
 ended December 31, 2001                     --             --             --         76,786

Balance at September 30, 2001         3,277,872          3,278      5,365,563    (6,053,223)
                                     ----------         ------      ---------    ----------

Balance at December 31, 2001          3,277,872          3,278      5,365,563    (5,976,437)
                                     ==========          =====      =========    ==========


              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               For the Three Months Ended
                                                                       December 31,
                                                               --------------------------
                                                                  2001           2000
                                                               ----------     -----------
Cash flows from operating activities:
   Net income (loss)                                           $   76,786     $   (5,144)
                                                               ----------     ----------
   Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
       operating activities:
      Depreciation and amortization                                 4,197          5,890
      Charge to bad debt allowance                                 15,000              0
      Issuance of stock in lieu of salaries and fees                   --              0
      Charge to inventory reserve                                      --              0
      Increase (decrease) in cash flows as a
           result of changes in asset and liability
           account balances:
         Accounts receivable                                      (23,624)       (62,865)
         Inventories                                                   --             --
         Prepaid expenses                                             600        (12,577)
         Accounts payable                                          37,074         66,152
         Accrued expenses and other current liabilities:
            Related parties                                            --             --
            Other                                                 (10,319)       (51,059)
         Income taxes                                                  --             --
                                                               ----------     ----------
   Total adjustments                                               22,930        (54,459)
                                                               ----------     ----------
Net cash provided by (used in) operating
  activities                                                       99,716        (59,603)
                                                               ----------     ----------

Cash flows from investing activities:

   Acquisition of property assets                                       0              0
   Restricted cash                                                     --              0
   Security deposit                                                    --             --
                                                               ----------     ----------
Net cash used in investing activities                                   0              0
                                                               ----------     ----------

Cash flows from financing activities:

   Proceeds from (payments of) lines of credit                     (6,408)         5,478
   Proceeds from note payable-related parties                       8,817         49,659
                                                               ----------     ----------
Net cash provided by (used in) financing activities                 2,409         55,137
                                                               ----------     ----------

Net increase (decrease) in cash and cash equivalents              102,123         (4,466)

Cash and cash equivalents at beginning of year                     46,087         34,712
                                                               ----------     ----------

Cash and cash equivalents at end of year                       $  148,210     $   30,246
                                                               ==========     ==========

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                               $   12,677     $   44,163
                                                               ==========     ==========
   Taxes paid                                                  $        0     $    5,522
                                                               ==========     ==========

          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

NOTE 1 - BASIS OF PRESENTATION.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2001. The results of operations for the three months ended December 31, 2001 and 2000 and cash flows for the three months ended December 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

     The September 30, 2001 consolidated balance sheet has been derived from the audited consolidated financial statements at that date included in the Company's annual report. These unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     (a) Description of Business:

     The Company has embarked on a major expansion of its international trade activity by operating a multi-lingual, Internet-based portal that allows international buyers and sellers of commercial and industrial products to engage in electronic commerce seamlessly, efficiently, and in their own native languages. The Company contracted e-GlobusNet Corp., the developer of the software, to provide electronic commerce among businesses in various countries. This software is being used currently by the Company to sell its own products but as of yet the Company is not deriving revenue from other users of the site. e-GlobusNet Corp. had been asked to expand the features of the software. In January, 2002 the Company exchanged 968,000 shares for the ownership of e-GlobusNet Corp., which results in the ownership of the software. (see Note 6)

     The Company can operate either as a broker or a principal in electronic commercial transactions. Over the past year it had been functioning primarily as a principal between companies in Russia and the Ukraine and those in Western Europe because of its strong background and experience in dealing with the languages and cultures of the Eastern Bloc countries. Many Western European countries prefer to deal with Globus as a principal rather than dealing directly with companies in Russia and the Ukraine.

     In situations where Globus will act as a broker on the e-GlobusNet Corp. portal, it will receive a commission of 1% each from buyer and seller. As a principal, the Company can generate gross profit margins of 5% to 10%, or higher, depending on the transaction. For further discussion on E-GlobusNet.corp., see Footnote 6.

     The Company had two wholly-owned subsidiaries at December 31, 2001,Globus Food Systems Corp., and Shuttle International. Globus Food Systems exports meat, meat by-products, cheese, fish, and other high-end food products from manufacturers in Western Europe to Russia and the Ukraine. It represents over 95% of the current total revenues of the Company. It also has entered into a new contract with a major tire manufacturer in Russia, with rubber purchased from a supplier in Southeast Asia. Initial sales orders took place in the last quarter of fiscal 2001. Profit margins on these sales are expected to be between 20-25%.Shuttle International exports auto parts from U.S. manufacturers to Russia and the Ukraine. Shuttle accounts for about 5% of the total revenues of the Company.

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

     (b) Principles of Consolidation:

     The accompanying consolidated financial statements as at December 31, 2001 and September 30, 2001 and for the three months ended December 31, 2001 and 2000 include the accounts of Globus International Resources Corp. and its subsidiaries, Shuttle International, Ltd. and Globus Foods International, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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

     (f) Concentrations of Credit Risk:

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company's requiring the prepayment from certain customers of up to 50% of each sale prior to shipment. Additionally, the accompanying financial statements reflect an allowance for doubtful accounts of $2,895,675 $2,890,675 at December 31, 2001 and September 30, 20001,
respectively.

     (g) Inventories:

     Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market. The accompanying financial statements reflect an allowance for the disposal of inventory of $1,692,818 at December 31, 2001 and September 30, 2001.

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

     (i) Goodwill:

     Goodwill arising from the acquisition of a subsidiary's minority interest in 1996 is being amortized over a fifteen-year period. Amortization charged to operation was $2,190 for the three months ended December 31, 2001 and 2000.

     (j) Per Share Data:

     Net income (loss) per share was computed by the weighted average number of shares outstanding during each period as retroactively adjusted for the 1 for 3 reverse stock split in January, 2001.

NOTE 3 - PROPERTY ASSETS.

     Property assets consist of:

                                                    December 31,  September 30,
                                                        2001           2001
                                                    ------------  -------------

     Data processing and office equipment             $  63,331     $  63,331
     Furniture and fixtures                              21,283        21,283
     Automobiles and trucks                              43,687        43,687
                                                      ---------     ---------
                                                        128,301       128,301
     Less:  Accumulated depreciation                    122,560       120,553
                                                      ---------     ---------
                                                      $   5,741     $   7,748
                                                      =========     =========

     Depreciation expense charged to operations for the three months ended December 31, 2001 and 2000 amounted to $2,007 and $3,700, respectively.


Security Deposits:

Security deposits are comprised of rent deposits relating to various leaseholds which the Company occupies of which $3,000 is for warehouse space leased from a related party.(see note 4)

NOTE 4 - RELATED PARTY TRANSACTIONS.

     (a) Notes Payable:

     A stockholder and the Company entered into a loan agreement in April 1996 whereby the stockholder acquired the Company's 7% interest bearing note $125,000 at par. The note was originally payable in full plus accrued interest on March 31, 1997. On April 30, 1997, the note was amended and the due date was extended to April 30, 1998. Accrued interest payable on these loans aggregated $45,500 at December 31, 2001 and September 30, 2001, respectively, and is included in accrued expenses-related party. No interest was charged in the three months ended December 31, 2001 as the stockholder has waived the right to accrue more interest at this time. In May 1997, the stockholder agreed to subordinate his loan to a bank which the Company owes $1,220,617. The stockholder has extended the due date indefinitely and has verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.

     On August 26, 1996, the parents of the Company's President purchased Shuttle's 15% interest bearing $20,000 note at par. The note, as amended, is repayable in full with no definite repayment date. No interest was charged for the three months ended December 31, 2001 and 2000. Accrued interest payable to these individuals of $7,750 is included in accrued expenses-related party at December 31, 2001 and September 30, 2001, respectively. These creditors have agreed to subordinate this indebtedness to a bank which the Company owes $1,220,617 and also have verbally agreed not to demand payment of the debt as long as any portion of the debt is outstanding.

     During the first quarter of fiscal 2000, three shareholders of the Company loaned the Company $156,000 due to the current cash needs of the business. In October, 2000, $65,000 was loaned to the company by one shareholder. This same shareholder loaned another $235,000 to the Company in January, 2001 and an additional $150,000 in April, 2001 and an additional $25,000 in October, 2001. As of December 31, 2001,$117,250 was paid back to the shareholders. These amounts have no definite repayment terms and the shareholders have agreed not to require the accrual of interest.

     (b) Rent Payable:

     Globus and Shuttle lease warehouse space from an entity controlled by three of the Company's officer/directors. Rent charged to operations in the three months ended December 31, 2001 and 2000 was $2,100,of which $52,075 was unpaid and included in accrued expenses - related parties at December 31, 2001 and September 30, 2001, respectively. The leases which expire in 2003 require aggregate monthly rentals of $700.

NOTE 5 - FINANCING ARRANGEMENT.

         (i)   SHORT-TERM DEBT:

         At December 31, 2001, the Company had various credit facilities available:

         A bank note exists for direct borrowings and acceptances in the amount of $1,220,617 on direct borrowings, currently at 12% interest per annum. The line was originally $3,000,000, however due to the inability of the Company to pay any portion of the balance in the last two years, the line has been limited to what is outstanding currently. The line is collateralized by a first lien on all corporate assets not previously pledge or collateralized. One of these shareholders and the parents of another have subordinated notes payable due them by the Company to the bank. The Company is presently in discussions to sell a building owned by the three officers, of which the proceeds will be paid to the bank. At that point, the Company expects to restructure the present debt arrangement in order to pay it off in the future.

         The Company has lines of credit with four other banks totalling $275,000 in the aggregate. $100,000 of these lines are guaranteed by an officer of the Company. Interest during the three months ended December 31, 2001 and 2000 was charged at various rates of 9.75% to 15%.

                                                                 December 31,  September 30,
                                                                     2001           2001
                                                                 ------------  -------------
     Bank borrowing outstanding at December 31, 2001 and
     September 30, 2001 amounted to:

         Acceptances payable under the $1,220,617 bank note        $1,220,617    $1,220,617

         Other bank loans payable (3) under $275,000 credit-line       80,650        87,058
                                                                   ----------    ----------

                                                                   $1,301,267    $1,307,675
                                                                   ==========    ==========

         (ii)  RELATED PARTIES:

         On April 7, 1996, the Company borrowed $125,000 from an officer/stockholder. The repayment date is indefinite as of December 31, 2001. Interest had been accrued until September 30, 2000 at 7%. Per approval of the shareholder, no interest has been accrued since. On August 26, 1996 the Company borrowed $20,000 from a parent of its President as evidenced by a 15% note. The note has no definite repayment date. Per the noteholder's approval, no interest was accrued in fiscal 2002 and 2001. Both of these notes are subordinated to a bank (see above) in connection with the granting of a note to the Company by the bank. As long as any balance is outstanding under this note, the note holders have verbally agreed not to demand payment of the notes and to subordinate such notes to this bank.

NOTE 6 - COMMON STOCK.

     (a) COMMON STOCK ISSUED FOR SERVICES RENDERED:

         In fiscal 2000,500,000 shares were issued to two different consultants in lieu of cash payments for the exclusive rights to use certain software which is the basis for the portal described in Footnote 1. 200,000 shares were issued to another consultant in lieu of cash payments for services related to developing the business plan to the internet based portal. The market value of the shares recorded was recorded as prepaid costs based on the fact that this product has not been fully completed as of December 31, 2001 and as of January, 2002 the Company used the shares as a downpayment towards buying the software outright.

     (b) REVERSE STOCK SPLIT:

         In January, 2001, a one for three reverse stock split was executed by the Company. This was done in order to facilitate the acquisition of another company, E-Globus Net Corp., which owned the specialized "Business to Business" software described in Footnote 1. It will became a wholly owned subsidiary of Globus International Resources in January,2002. After the split, 9,833,616 shares outstanding became 3,277,872 shares. In acquiring E-Globus Net Corp., the Company issued 968,000 shares to E-Globus Net Corp. shareholders from the treasury of Globus, under Rule 144 of SEC's Security Act of 1933, in exchange for all the shares of E-Globus Net Corp. After the acquisition, there were 4,245,872 shares outstanding.

     (c) WARRANTS:

         The Company had 1,822,756 common shares reserved for issuance upon the exercise of warrants at $3.625. These warrants expired on June 30, 2001.

NOTE 7 - MAJOR RELATIONSHIPS AND SEGMENT INFORMATION.

     The Company is comprised of two business segments. The distribution of food products, rubber and stationary (food products) and the distribution of auto paint and parts. Set forth below are sales, operating income, capital expenditures, depreciation and identifiable assets of the segments.

                                                            For the Three
                                                            Months Ended
                                                          December 31, 2001
                                                          -----------------
     Net sales (000's):
       Food products                                        $      2,929
       Other                                                         130
                                                            ------------
                                                            $      3,059
                                                            ============
     Operating income (loss) (000's):

       Food products                                        $         75
       Other                                                          14
                                                            ------------
                                                            $         89
                                                            ============
     Depreciation (000's):
       Food products                                        $          2
       Other                                                           2
                                                            ------------
                                                            $          4
                                                            ============
     Identifiable assets (000's):
       Food products                                        $      2,047
       Other                                                         175
                                                            ------------
                                                            $      2,222
                                                            ============

NOTE 8 - COMMITMENTS AND CONTINGENCIES.

Leases:

The Company is a lessee under 3 operating real property leases for office and warehouse space. Rent expense charged to operations for the three months ended December 31, 2001 and 2000 was $16,590 and $21,174, respectively. Future minimum annual rent commitments as of the Company's fiscal year end are as follows:

Years Ended September 30,

2002-2003      $96,480