Form 10QSB
period 2002-06-30
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2002-08-08
CIK 1033114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-Q/SB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         4,245,872 shares, $.001 par value, as of July 24, 2002 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date).

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                  JUNE 30, 2002
                                   (Unaudited)

                                    I N D E X

                                                                        Page No.
                                                                        --------

Part I - Financial Information:

     Item 1.  Consolidated Financial Statements (Unaudited):

              Balance Sheets
              As at June 30, 2002 and September 30, 2001 .............      3

              Statements of Operations
              For the Nine Months Ended
              June 30, 2002 and 2001 .................................      4

              Statements of Changes in Stockholders' Equity
              For the Nine Months Ended June 30, 2002
              and Year Ended September 30, 2001.......................      5

              Statements of Cash Flows
              For the Nine Months Ended
              June 30, 2002 and 2001 .................................      6

              Notes to Consolidated Financial Statements .............    7-15

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                       June 30,    September 30,
                                                         2002          2001
                                                     (Unaudited)
                                                     -----------    -----------

                                     ASSETS

Current assets:
   Cash and cash equivalents                         $   169,403    $    46,087
   Accounts receivable                                 2,186,432      1,737,905
   Inventories                                           120,525        137,024
   Other assets                                            3,100         41,200

                                                     -----------    -----------
            Total current assets                       2,479,460      1,962,216
                                                     -----------    -----------

Property assets - at cost,
   net of accumulated depreciation                         1,727          7,748
                                                     -----------    -----------

Prepaid costs                                                 --         47,334
                                                     -----------    -----------

Other assets:
   Goodwill net of accumulated amortization               67,517         89,087
   Security deposits                                       9,440          9,440
   Investment in e-GlobusNet                             105,414             --
                                                     -----------    -----------
            Total other assets                           182,371         98,527
                                                     -----------    -----------

                                                     $ 2,663,558    $ 2,115,825
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank lines of credit payable                      $ 1,290,598    $ 1,307,675
   Notes payable - related parties                       760,202        644,009
   Accounts payable                                      933,975        671,439
   Accrued expenses and other current
      liabilities - related parties                      103,825        103,825
   Accrued expenses and other current liabilities         66,032         73,259
                                                     -----------    -----------
            Total current liabilities                  3,154,632      2,800,207
                                                     -----------    -----------

Commitments and contingencies                                 --             --

Stockholders' equity:
   Common stock, $.001 par value, authorized -
      50,000,000 shares, issued and outstanding -
      4,245,872(as retroactively
      adjusted for reverse stock split) at
      June 30,2002 and September 30,2001,
      respectively                                         4,246          3,278
   Additional paid-in capital                          5,422,675      5,365,563
   Deficit                                            (5,917,995)    (6,053,223)
                                                     -----------    -----------
                                                        (491,074)      (684,382)
                                                     -----------    -----------

                                                     $ 2,663,558    $ 2,115,825
                                                     ===========    ===========


          See accompanying notes to consolidated financial statements.

                    GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                                Nine                         Three
                                            Months Ended                  Months Ended
                                              June 30,                      June 30,
                                     --------------------------    --------------------------
                                         2002           2001           2002           2001
                                     -----------    -----------    -----------    -----------

Net sales                            $ 9,777,104    $ 5,430,752    $ 3,846,332    $ 1,887,295
Cost of goods sold                     9,375,910      5,056,036      3,718,192      1,720,017
                                     -----------    -----------    -----------    -----------
Gross profit                             401,194        374,716        128,140        167,278
                                     -----------    -----------    -----------    -----------
Operating expenses:
   Selling                                75,995         70,763         28,383         23,886
   General and administrative            112,536        113,948         50,345         44,538
   Depreciation and amortization          27,591         17,670         16,697          5,890
   Allowance for doubtful accounts        32,500             --             --             --
                                     -----------    -----------    -----------    -----------
                                         248,622        202,381         95,425         74,310
                                     -----------    -----------    -----------    -----------
Income (loss) from operations            152,572        172,335         32,715         92,964
                                     -----------    -----------    -----------    -----------
Other income (expense):
   Interest income                            --              0             --              0
   Interest expense                      (16,374)      (147,573)        (1,416)       (53,741)
                                     -----------    -----------    -----------    -----------
Total other income (expense)             (16,374)      (147,573)        (1,416)       (53,741)
                                     -----------    -----------    -----------    -----------
Income (loss) before
   income taxes                          136,198         24,762         31,299         39,223
Provision for income taxes                   970             (0)           139         (1,755)
                                     -----------    -----------    -----------    -----------
Income (loss)                            135,228         24,762    $    31,160    $    37,468
                                     ===========    ===========    ===========    ===========
Net income (loss)
   per common share                  $      .038    $      .008    $      .008    $      .012
                                     ===========    ===========    ===========    ===========
Weighted average number
   of shares outstanding,
   as retroactively adjusted
   for reverse stock split             3,586,198      3,211,205      4,213,605      3,211,205
                                     ===========    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     (Unaudited)
      FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND YEAR ENDED SEPTEMBER 30, 2001


                                        Common Shares         Additional
                                  ------------------------     Paid-in-    Accumulated
                                    Shares        Amount       Capital       Deficit
                                  ----------    ----------    ----------   ----------

Balance at September 30, 2000      9,633,616         9,634     5,331,207   (6,060,670)

Common shares issued for
  consulting fees                    200,000           200        27,800

One for three reverse split       (6,555,744)       (6,556)        6,556

Net income for the year ended
  September 30, 2001                      --            --            --        7,447

Balance at September 30,2001       3,277,872         3,278     5,365,563   (6,053,223)

Common shares issued for
  purchase of e-GlobusNet            968,000           968        57,112           --

Net income for nine months
  ended June 30, 2002                     --            --            --      135,228
                                  ----------    ----------    ----------   ----------

Balance at June 30, 2002           4,245,872         4,246     5,422,675   (5,917,995)
                                  ==========    ==========    ==========   ==========


          See accompanying notes to consolidated financial statements.

                GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                            For the Nine Months Ended
                                                                     June 30,
                                                            -------------------------
                                                               2002            2001
                                                            ---------       ---------

Cash flows from operating activities:
  Net income (loss)                                         $ 135,228       $  24,762
                                                            ---------       ---------
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                            27,591          17,670
      Charge to bad debt allowance                             32,500               0
      Issuance of stock in lieu of salaries and fees               --               0
      Charge to inventory reserve                              14,000               0
      Increase (decrease) in cash flows as a
        result of changes in asset and liability
        account balances:
          Accounts receivable                                (481,027)       (340,951)
          Inventories                                           2,499              --
          Other assets                                         38,100              (0)
          Accounts payable                                    262,536         234,554
          Accrued expenses and other current liabilities:
            Related parties                                        --              --
            Other                                              (7,227)       (101,440)
            Income taxes                                           --              --
                                                            ---------       ---------
  Total adjustments                                          (111,028)       (190,167)
                                                            ---------       ---------
Net cash provided by (used in) operating
  activities                                                   24,200        (165,405)
                                                            ---------       ---------

Cash flows from investing activities:
  Acquisition of property assets                                    0          (2,000)
  Restricted cash                                                  --               0
  Security deposit                                                 --          15,776
                                                            ---------       ---------
Net cash provided by investing activities                           0          13,776
                                                            ---------       ---------

Cash flows from financing activities:
  Proceeds from (payments of) lines of credit                 (17,077)        (83,641)
  Proceeds from note payable-related parties                  116,193         392,509
                                                            ---------       ---------
Net cash provided by (used in) financing activities            99,116         308,868
                                                            ---------       ---------

Net increase (decrease) in cash and cash equivalents          123,316         157,239

Cash and cash equivalents at beginning of year                 46,087          34,712
                                                            ---------       ---------

Cash and cash equivalents at end of year                    $ 169,403       $ 191,951
                                                            =========       =========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                             $  16,374       $ 147,573
                                                            =========       =========
  Taxes paid                                                $     970       $   5,522
                                                            =========       =========


          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002


NOTE 1 - BASIS OF PRESENTATION.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002. The results of operations for the nine months ended June 30, 2002 and 2001 and cash flows for the nine months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

     The Company had two wholly-owned subsidiaries at June 30, 2002,Globus Food Systems Corp., and Shuttle International. Globus Food Systems exports meat, meat by-products, cheese, fish, chicken, and other high-end food products from manufacturers in Western Europe to Russia and the Ukraine. Additionally it now has expanded to incorporate several other items into its product line, such as construction supplies, stationary and office supplies. It will continue to look for new product markets based on its contacts abroad. It represents over 96% of the current total revenues of the Company. It also has entered into a new contract with a major tire manufacturer in Russia, with rubber purchased from a supplier in Southeast Asia. Initial sales orders took place in the last quarter of fiscal 2001. Profit margins on these sales are expected to be between 20-25%.Shuttle International exports auto parts from U.S. manufacturers to Russia and the Ukraine. Shuttle accounts for about 4% of the total revenues of the Company.

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

     (b) Principles of Consolidation:

     The accompanying consolidated financial statements as at June 30, 2002 and September 30, 2001 and for the nine months ended June 30, 2002 and 2001 include the accounts of Globus International Resources Corp. and its subsidiaries, Shuttle International, Ltd. and Globus Foods International, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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

     (f) Concentrations of Credit Risk:

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company's requiring the prepayment from certain customers of up to 50% of each sale prior to shipment. Additionally, the accompanying financial statements reflect an allowance for doubtful accounts of $2,898,175 and $2,890,675 at June 30, 2002 and September 30, 2001, respectively.

     (g) Inventories:

     Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market. The accompanying financial statements reflect an allowance for the disposal of inventory of $1,706,818 and $1,692,818 at June 30, 2002 and September 30, 2001, respectively.

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

     (i) Goodwill:

     Goodwill arising from the acquisition of a subsidiary's minority interest in 1996 is being amortized over a fifteen-year period. Amortization charged to operation was $21,570 and 6,570 for the nine months ended June 30, 2002 and 2001, respectively.

     (j) Per Share Data:

     Net income (loss) per share was computed by the weighted average number of shares outstanding during each period as retroactively adjusted for the 1 for 3 reverse stock split in January, 2001.

NOTE 3 - PROPERTY ASSETS.

     Property assets consist of:

                                                      June 30,     September 30,
                                                        2002           2001
                                                     ----------     ----------

     Data processing and office equipment            $   63,331     $   63,331
     Furniture and fixtures                              21,283         21,283
     Automobiles and trucks                              43,687         43,687
                                                     ----------     ----------
                                                        128,301        128,301
     Less:  Accumulated depreciation                    126,574        120,553
                                                     ----------     ----------
                                                     $    1,727     $    7,748
                                                     ==========     ==========

     Depreciation expense charged to operations for the nine months ended June 30, 2002 and 2001 amounted to $6,021 and $11,100, respectively.


Security Deposits:

     Security deposits are comprised of rent deposits relating to various leaseholds which the Company occupies of which $3,000 is for warehouse space leased from a related party.(see note 4)

NOTE 4 - RELATED PARTY TRANSACTIONS.

     (a) Notes Payable:

     A stockholder and the Company entered into a loan agreement in April 1996 whereby the stockholder acquired the Company's 7% interest bearing note $125,000 at par. The note was originally payable in full plus accrued interest on March 31, 1997. On April 30, 1997, the note was amended and the due date was extended to April 30, 1998. Accrued interest payable on these loans aggregated $45,500 at June 30, 2002 and September 30, 2001, respectively, and is included in accrued expenses-related party. No interest was charged in the nine months ended June 30, 2002 as the stockholder has waived the right to accrue more interest at this time. In May 1997, the stockholder agreed to subordinate his loan to a bank which the Company owes $1,220,617. The stockholder has extended the due date indefinitely and has verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.

     On August 26, 1996, the parents of the Company's President purchased Shuttle's 15% interest bearing $20,000 note at par. The note, as amended, is repayable in full with no definite repayment date. No interest was charged for the nine months ended June 30, 2002 and 2001. Accrued interest payable to these individuals of $7,750 is included in accrued expenses-related party at June 30, 2002 and September 30, 2001, respectively. These creditors have agreed to subordinate this indebtedness to a bank which the Company owes $1,220,617 and also have verbally agreed not to demand payment of the debt as long as any portion of the debt is outstanding.

     During the first quarter of fiscal 2000, three shareholders of the Company loaned the Company $156,000 due to the current cash needs of the business. In October, 2000, $65,000 was loaned to the company by one shareholder. This same shareholder loaned another $235,000 to the Company in January, 2001, $150,000 in April, 2001 $25,000 in October, 2001,and an additional 125,000 in February and March,2002.As of June 30, 2002,$134,874 was paid back to the shareholders. These amounts have no definite repayment terms and the shareholders have agreed not to require the accrual of interest.

     (b) Rent Payable:

     Globus and Shuttle lease warehouse space from an entity controlled by three of the Company's officer/directors. Rent charged to operations in the nine months ended June 30, 2002 and 2001 was $7,710 and 7,510, respectively,of which $44,651 was unpaid and included in accrued expenses - related parties at June 30, 2002 and September 30, 2001, respectively. The leases which expire in 2003 require aggregate monthly rentals of $700.

NOTE 5 - FINANCING ARRANGEMENT.

         (i)   SHORT-TERM DEBT:

         At June 30, 2002, the Company had various credit facilities available:

         A bank note exists for direct borrowings and acceptances in the amount of $1,220,617 on direct borrowings, currently at 12% interest per annum. The line was originally $3,000,000, however due to the inability of the Company to pay any portion of the balance in the last two years, the line has been limited to what is outstanding currently. The line is collateralized by a first lien on all corporate assets not previously pledged or collateralized. One of these shareholders and the parents of another have subordinated notes payable due them by the Company to the bank. The Company is presently in discussions to sell a building owned by the three officers, of which the proceeds will be paid to the bank. At that point, the Company expects to restructure the present debt arrangement in order to pay it off in the future. Due to the restructure, no interest expense was accrued in the third quarter.

         The Company has lines of credit with two other banks totalling $100,000 in the aggregate.This $100,000 is guaranteed by an officer of the Company. Interest during the nine months ended June 30, 2002 and 2001 was charged at various rates of 5.75% to 15%.

                                                                     June 30,   September 30,
                                                                       2002          2001
                                                                   -----------   -----------
     Bank borrowing outstanding at June 30, 2002 and
     September 30, 2001 amounted to:

         Acceptances payable under the $1,220,617 bank note        $ 1,220,617   $ 1,220,617

         Other bank loans payable (2) under $100,000 credit-line        69,981        87,058
                                                                   -----------   -----------

                                                                   $ 1,290,598   $ 1,307,675
                                                                   ===========   ===========

         (ii)  RELATED PARTIES:

         On April 7, 1996, the Company borrowed $125,000 from an officer/stockholder. The repayment date is indefinite as of June 30, 2002. Interest had been accrued until September 30, 2000 at 7%. Per approval of the shareholder, no interest has been accrued since. On August 26, 1996 the Company borrowed $20,000 from a parent of its President as evidenced by a 15% note. The note has no definite repayment date. Per the noteholder's approval, no interest was accrued in fiscal 2002 and 2001. Both of these notes are subordinated to a bank (see above) in connection with the granting of a note to the Company by the bank. As long as any balance is outstanding under this note, the note holders have verbally agreed not to demand payment of the notes and to subordinate such notes to this bank.

NOTE 6 - COMMON STOCK.

     (a) COMMON STOCK ISSUED FOR SERVICES RENDERED:

         In fiscal 2000,500,000 shares were issued to two different consultants in lieu of cash payments for the exclusive rights to use certain software which is the basis for the portal described in Footnote 1. 200,000 shares were issued to another consultant in lieu of cash payments for services related to developing the business plan to the internet based portal. The market value of the shares recorded was recorded as prepaid costs based on the fact that as of April, 2002 the Company used the shares as a downpayment towards buying the software outright. This purchase was done through the issuance of 968,000 shares in April 1, 2002. The value of these shares at the time of issuance was $58,080, and was recorded as "investment in e-GlobusNet", along with the downpayment of $47,334.

         Three shareholders who owned 28% of e-globusNet are also majority shareholders and officers of Globus International Resources Corp. The company called e-globusNet will be formally disolved, as it is now part of Globus International Resources Corp.

     (b) REVERSE STOCK SPLIT:

         In January, 2001, a one for three reverse stock split was executed by the Company. This was done in order to facilitate the acquisition of another company, E-Globus Net Corp., which owned the specialized "Business to Business" software described in Footnote 1. It became a wholly owned subsidiary of Globus International Resources in April,2002. After the split, 9,833,616 shares outstanding became 3,277,872 shares. In acquiring E-Globus Net Corp., the Company issued 968,000 shares to E-Globus Net Corp. shareholders from the treasury of Globus, under Rule 144 of SEC's Security Act of 1933, in exchange for all the shares of E-Globus Net Corp. After the acquisition, there were 4,245,872 shares outstanding.

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

                                                           For the Nine
                                                           Months Ended
                                                          June 30, 2002
                                                          -------------
     Net sales (000's):
       Food products                                      $       9,411
       Other                                                        366
                                                          -------------
                                                          $       9,777
                                                          =============
     Operating income (loss) (000's):
       Food products                                      $         119
       Other                                                         34
                                                          -------------
                                                          $         153
                                                          =============
     Depreciation and
     amortization (000's):
       Food products                                      $          22
       Other                                                          5
                                                          -------------
                                                          $          27
                                                          =============
     Identifiable assets (000's):
       Food products                                      $       2,500
       Other                                                        164
                                                          -------------
                                                          $       2,564
                                                          =============

NOTE 8 - COMMITMENTS AND CONTINGENCIES.

Leases:

The Company is a lessee under 3 operating real property leases for office and warehouse space. Rent expense charged to operations for the nine months ended June 30, 2002 and 2001 was $49,531 and $57,586, respectively. Future minimum annual rent commitments as of the Company's fiscal year end are as follows:

Years Ended September 30, 2002-2003              $ 67,755