Form 10KSB
period 2002-09-30
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2003-01-06
CIK 1033114

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2002

                         Commission File Number 0-24709

                      GLOBUS INTERNATIONAL RESOURCES CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             Nevada                                          #86-0203697
  ----------------------------------                   -----------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)


80 Wall Street, #518, New York, NY                             10005
-------------------------------------------                --------------
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

Yes [X]   No [ ]

                                                                         1 of 10

         Check if disclosure of delinquent filer in response in Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definative proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         Issuer's revenues for its fiscal year ended September 30, 2002 were $11,790,447.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,273,762 as of December 2, 2002.

         The number of shares outstanding of the issuer's common stock as of December 2, 2002 was 4,245,872 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents or the indicated portions thereof are incorporated herein by reference into the indicated portions of this Annual Report on Form 10-KSB:
---------------------.

         Transitional Small Business Disclosure Format (check one):

         Yes [X]    No [ ]

                                     PART I

ITEM 1.  Description of business:

         The Company has embarked on a major expansion of its international trade activity by operating a multi-lingual, Internet-based portal that allows international buyers and sellers of commercial and industrial products to engage in electronic commerce seamlessly, efficiently, and in their own native languages. The Company contracted e-GlobusNet Corp., the developer of the software, to provide electronic commerce among businesses in various countries. This software is being used currently by the Company to sell its own products but as of yet the Company is not deriving revenue from other users of the site. e-GlobusNet Corp. had been asked to expand the features of the software. In April 2002, the Company exchanged 968,000 shares for the ownership of e-GlobusNet Corp., which resulted in the ownership of the software.

                                                                         2 of 10

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

         The Company presently has two wholly-owned subsidiaries, Globus Food Systems Corp., and Shuttle International. Globus Food Systems exports meat, meat by-products, cheese, fish, chicken and other high-end food products from manufacturers in Western Europe to Russia and the Ukraine. Additionally it now has expanded to incorporate several other items into its product line, such as construction supplies, stationary and office supplies. It will continue to look for new product markets based on its contacts abroad. It represents over 96% of the current total revenues of the Company. It also has entered into several new contract with a major tire manufacturer in Russia, with rubber purchased from a supplier in Southeast Asia. Initial sales took place in the last quarter of the year ended September 30, 2001. Profit margins on these sales are expected to reach 20-25%. Shuttle International exports auto parts and clothing from U.S. manufacturers to Russia and the Ukraine. Shuttle accounts for about 4% of the total revenues of the Company.

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

         The Registrant has entered into a Letter of Intent dated September 20, 2002 for the acquisition of 100% of the capital stock of three foreign corporations in exchange for such number of shares of the Registrant's common stock as shall equal eighty (80%) percent of the Registrant's total issued and outstanding shares. This transaction, when completed, will result in a change in control of Registrant in that the shareholders of the three foreign companies will own the majority of the Registrant's capital stock. At the current date, the conclusion of this acquisition is uncertain and may not occur. Financial information regarding these Companies are not available.

                                                                         3 of 10

ITEM 2.  Description of Property:

         The Company, pursuant to a two-year agreement, leases approximately 1,750 square feet of space for an administrative, clerical and executive office for the Company's export business at 80 Wall Street, #518, New York, NY 10005. The term of the lease commenced in 2001. Annual rent payments are $39,840. There is another lease with a warehouse in Georgia, United States to store paint with an annual rent of $27,915. This lease was renewed on January 1, 2002.

         Shuttle, pursuant to a lease agreement with 1616 Mermaid Associates, leases approximately 1,000 square feet of space for its export business at 1616 Mermaid Avenue, Brooklyn, NY 11224. The term of the lease commenced on March 1, 1994. The annual rent is $8,400.

         1616 Mermaid Associates is owned by Messrs. Serge Pisman, Herman Roth and Yury Greene. Yury Greene and Herman Roth are the President and Secretary, respectively.

ITEM 3.  Legal Proceedings:

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders:

         No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters:

         The Company's Common Stock trades under the symbol "GBIR" on the OTC Bulletin Board. The market for the Company's Common Stock is limited, sporadic and highly volatile. The following table sets forth the high and low bid prices per share of the Company's Common Stock during fiscal 2001, as reported by the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, market-downs or commissions, and may not necessarily represent actual transactions.

                                                                         4 of 10

                                                           High          Low
                                                         --------      --------
Fiscal 2002:

         First Quarter                                     .13            .05

         Second Quarter                                    .16            .04

         Third Quarter                                     .33            .06

         Fourth Quarter                                    .30            .12


         The number of shareholders of record as of September 30, 2002 was 110.

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

Comparison of the Year Ended September 30, 2002 and 2001

         Revenues increased $2,780,232 (30.9%) in the year ended September 30, 2002 from $9,010,215 for the year ended September 30, 2001. The increase is attributable to several large customers that became more significant in 2002, one in the chicken industry and two in fish and walnuts, respectively. The cost of sales in 2002 of $11,315,034 was $2,810,730 (33%) higher than the 2001 cost of sales of $8,504,304. The reason for the increase was the larger revenues in 2002. The actual margins on sales of food products and auto parts were a bit smaller than the prior year due to a smaller margin on certain chicken and fish.

         Selling expenses increased $24,440 (20.3%) during 2002 to 1.23% of sales as compared to $120,680 or 1.3% of sales in 2001. The increase is due to the large increase in sales.

                                                                         5 of 10

         General and administrative costs decreased $53,942 (30.5%) to 1% of net sales in 2002 from $176,926 (2% of net sales) in 2001. This decrease arises from the elimination of high level salaries, as well as the reduction in rent. Depreciation and amortization increased $3,609 (15.2%) to $27,284 (.02%) from $23,675 (.03%) in 2001. This increase is the result of additional amortization of goodwill taken in 2002.

         Interest expense decreased $162,947 to $17,447 in 2002, due to the pending restructure of the large credit line, whereby no interest payments were made for most of 2002 until a restructured balance is determined.

         The 2002 net income of $131,325 is an increase in income from the net income of $7,447 in 2001, as the Company continues to recover from the collapse of the Russian economy in the latter part of 1998, and additionally diversifies its customer base.

FINANCIAL CONDITION

September 30, 2002 compared to September 30, 2001

         Cash and cash equivalents at September 30, 2002 of $277,314 is $231,227 more than the cash and cash equivalents of $46,087 in September 30, 2001. This increase in cash is the result of the net income increase and the reduction in interest payments and overhead costs in 2002.

         Accounts receivable decreased $38,482 (2.2%) to $1,699,423 at September 30, 2002. The slight change is due to steady collections from the newer customers.

         The Company did not acquire any significant property assets in fiscal 2002.

         Accounts and acceptances payable decreased $96,430 to $575,009 at September 30, 2002 from $671,439 at September 30, 2001. The change was due to the improved cash flow in fiscal 2002 enabling the Company to pay vendors quicker.

         Accrued expenses and other current liabilities decreased $12,727 to $60,532 at September 30, 2002 primarily due to the minimal overhead and decrease in overall professional fees.

         Notes payable to banks and related parties of $2,042,973 at September 30, 2002 was $91,284 more than the September 30, 2001 amount of $1,951,689. This is the result of an additional loan by one shareholder in 2002.

         Stockholders' deficiency decreased $189,405 to $494,977 at September 30, 2002 from ($684,382) at September 30, 2001. The deficiency decrease arises from the net income derived in fiscal 2002, and the issuance of shares for the purchase of e-GlobusNet.

                                                                         6 of 10

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's working capital deficiency at September 30, 2002 and 2001 was $(679,382) and $(837,991), respectively. The Company's primary sources of working capital have been (i) the proceeds from its bank lines-of-credit, (ii) related party loans and advances, and (iii) its regular sales collections.

         Currently the Company's primary cash requirements include (i) the funding of its inventory purchases for and receivables from sales of products and (ii) ongoing selling, administrative and other operating expenses. Management believes that the Company's cash liquidity position will also be enhanced by the commencement of the new internet based portal business which will enable the company to obtain a new line of customers and that its present two unsecured bank lines aggregating $100,000, and its continued increase in sales activity should be in aggregate, sufficient to fund the Company's operation for the next twelve months. The above assumes the Company's operations are consistent with management's expectations which are expected to be an improvement from fiscal 2002. The Company may need additional financing thereafter. There can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing elected by the Company will depend upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. Moreover any statement regarding the Company's ability to fund its operations from expected cash flows is speculative in nature and inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.

ITEM 7.  Financial Statements:

         The financial statements of the Company are included in this report commencing on Page F-1.

                                    PART III

ITEM 8. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

         The following table sets forth the name, age and position of each person who was serving as an executive office or director of the Company at December 15, 2002:

             Name                    Age                        Office
         -----------                -----                -------------------

         Yury Greene                  63                 President, Director
         Herman Roth                  54                 Secretary, Director

                                                                         7 of 10

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

         Based solely on its review of the copies of such reports received by the Company, and written representations that no Form 5 were required, the Company believes that, during the fiscal year ended September 30, 2002 and prior fiscal years, all filing requirements applicable to its officers and directors, and all of the persons known to the Company to own more than ten percent of its Common Stock, were complied with by such persons, except that Messrs, Pisman, Roth and Greene filed their initial statements of beneficial ownership late.

ITEM 10. EXECUTIVE COMPENSATION:

         No compensation was paid to the Company's Chief Executive Officer and President in the last 2 years. *

* The lack of salary paid is due to the present financial situation of the Company, and the desire of the officers to ensure that all current operating needs are met, in addition to funding the new internet products.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management:

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 4,245,872 shares of issued and outstanding Common Stock of the Company as of December 15, 2002 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                                         8 of 10

                       Name and Address of       Amount and Nature of      Percent of
 Title of Class          Beneficial Owner        Beneficial Ownership         Class
----------------     ----------------------    ------------------------    -----------
Common Stock         Serge Pisman
                     80 Wall Street
                     New York, NY  10005                492,222               11.6%

Common Stock         Herman Roth
                     80 Wall Street
                     New York, NY  10005                652,222               15.4%

Common Stock         Yury Greene
                     80 Wall Street
                     New York, NY  10005                652,222               15.4%

All directors and officers as a group (3 in number)   1,416,666               42.4%

Comm Stock           FTP, Inc.                          216,752                4.9%
                     Robert W. Martyn                   216,752                4.9%
                     48 Par-La-Ville Road
                     Hamilton, Bermuda

ITEM 12. Certain Relationship and Related Transactions:

         Herman Roth loaned $125,000 to the Company in April 1996 in exchange for the Company's 7% promissory note in the principal amount of $125,000. This note payable on March 31, 1997 was extended indefinitely. An additional non-interest bearing loan was made by Mr. Roth in 2002 and 2001 at various times totaling $600,000.

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

         Serge Pisman and Yury Greene loaned $156,000 to the Company in fiscal 2001, with no definite repayment terms. 49,800 is outstanding at September 30, 2002.

                                                                         9 of 10

ITEM 13. Exhibits and Reports on Form 8-K:

         (a)   The following exhibits are filed as part of this report:

               Exhibit No.                            Exhibit Title
               -----------                    ---------------------------------

                  (27)                        Financial Data Schedule
                   8K                         Possible acquisition of Companies


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBUS INTERNATIONAL RESOURCES CORP.

By:      /s/ YURY GREENE
         ------------------------------
Title:   President
         ------------------------------
Date:    December 30, 2002
         ------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ YURY GREENE
         ------------------------------
Title:   President
         ------------------------------
Date:    December 30, 2002
         ------------------------------


By:      /s/ HERMAN ROTH
         ------------------------------
Title:   Secretary
         ------------------------------
Date:    December 30, 2002
         ------------------------------

                                                                        10 of 10

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Globus International Resources Corp.


We have audited the accompanying consolidated balance sheet of Globus International Resources Corp. and its subsidiaries as at September 30, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced substantial recurring losses from operations and at September 30, 2002 a working capital and capital deficiency exists that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       ARTHUR YORKES & COMPANY LLP

New York, New York
November 14, 2002

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  SEPTEMBER 30,


                                                                     2002
                                                                 -----------
Current assets:
  Cash and cash equivalents                                      $   277,314
  Accounts receivable, net                                         1,699,423
  Inventories                                                        125,620
  Loan receivable - employee                                             600
                                                                 -----------

     Total current assets                                          2,102,957
                                                                 -----------
Property and equipment, at cost -
 net of accumulated depreciation                                       2,034
                                                                 -----------

Other assets:
  Goodwill, net of accumulated amortization                           67,517
  Security rent deposits                                               9,440
  Investment in Multi-Lingual Internet Software                      105,414
                                                                 -----------

                                                                     182,371
                                                                 -----------

                                                                 $ 2,287,362
                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank lines of credit payable                                   $ 1,282,771
  Notes payable, related parties                                     760,202
  Accounts payable                                                   575,009
  Accrued expenses and other current liabilities -
   related parties                                                   103,825
  Accrued expenses and other current liabilities                      60,532
                                                                 -----------

     Total current liabilities                                     2,782,339
                                                                 -----------
Commitments and contingencies (Note 11)

Stockholders' equity:
  Common stock, $.001 par value, authorized -
   50,000,000 shares, issued and outstanding -
   4,245,872 at September 30, 2002                                     4,246
  Additional paid-in-capital                                       5,422,675
  Deficit                                                         (5,921,898)
                                                                 -----------

                                                                    (494,977)
                                                                 -----------

                                                                 $ 2,287,362
                                                                 ===========

                       See notes to financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                                    2002            2001
                                                                ------------    ------------
Net sales                                                       $ 11,790,447    $  9,010,215

Cost of goods sold                                                11,315,034       8,504,304
                                                                ------------    ------------

Gross profit                                                         475,413         505,911
                                                                ------------    ------------
Operating expenses:
  Selling                                                            145,120         120,680
  General and administrative expenses                                122,984         176,926
  Deprecation and amortization                                        27,284          23,675
  Allowance for doubtful accounts                                     32,500               -
                                                                ------------    ------------

     Total operating expenses                                        327,888         321,281
                                                                ------------    ------------

Income from operations                                               147,525         184,630
                                                                ------------    ------------

Other expenses - interest, net                                       (17,214)       (180,424)
                                                                ------------    ------------

Income before income taxes                                           130,311           4,206

Benefit for income taxes                                              (1,014)         (3,241)
                                                                ------------    ------------

Net income                                                      $    131,325    $      7,447
                                                                ============    ============

Net income per common share                                     $       .035    $       .002
                                                                ============    ============
Weighted average number of shares outstanding
 (as retroactively adjusted for one for three reverse split
 in January 2001)                                                  3,757,894       3,261,955
                                                                ============    ============

                       See notes to financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                                               Common Stock             Additional
                                                         --------------------------      Paid-in-    Accumulated
                                                           Shares          Amount        Capital       Deficit
                                                         -----------    -----------    -----------   -----------
Balance at September 30, 2000                             9,633,616    $     9,634    $ 5,331,207   $(6,060,670)

Common stock issued for consulting fees                     200,000            200         27,800

One-for-three reverse split                              (6,555,744)        (6,556)         6,556

Net income for the year ended September 30, 2001                  -              -              -         7,447
                                                        -----------    -----------    -----------   -----------

Balance at September 30, 2001                             3,277,872          3,278      5,365,563    (6,053,223)

Common stock issued for purchase of e-GlobusNet Corp.       968,000            968         57,112             -

Net income for the year ended September 30, 2002                  -              -              -       131,325
                                                        -----------    -----------    -----------   -----------

Balance at September 30, 2002                             4,245,872    $     4,246    $ 5,422,675   $(5,921,898)
                                                        ===========    ===========    ===========   ===========

                       See notes to financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOWS

                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                                    2002         2001
                                                                 ---------    ---------
Cash flows from operating activities:
  Net income                                                     $ 131,325    $   7,447
                                                                 ---------    ---------
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                                  27,284       23,675
     Loan receivable - employee                                        600       (1,200)
     Provision for doubtful accounts                                32,500            -
     Security deposits                                                   -       16,560
     Increase (decrease) in cash flows as a result of change
      in asset and liability account balances:
         Accounts receivable                                        45,982     (527,533)
         Inventories                                                11,404      (11,267)
         Accounts and acceptances payable                          (96,430)     222,825
         Accrued expenses and other current liabilities:
            Related parties                                              -      (21,880)
            Other                                                  (12,727)    (121,160)
                                                                 ---------    ---------

               Total adjustments                                     8,613     (419,980)
                                                                 ---------    ---------

     Net cash provided by (used in) operating activities           139,938     (412,533)
                                                                 ---------    ---------
Cash flows from investing activities:
  Acquisition of property assets                                         -       (2,000)
                                                                 ---------    ---------

     Net cash provided by (used in) investing activities                 -       (2,000)
                                                                 ---------    ---------
Cash flows from financing activities:
  Payments of lines-of-credit                                      (24,904)      (9,601)
  Proceeds from note payable, related parties                      116,193      407,509
  Issuance of common stock for services                                  -       28,000
                                                                 ---------    ---------

     Net cash provided by financing activities                      91,289      425,908
                                                                 ---------    ---------

Net increase in cash and cash equivalents                          231,227       11,375

Cash and cash equivalents at beginning of year                      46,087       34,712
                                                                 ---------    ---------

Cash and cash equivalents at end of year                         $ 277,314    $  46,087
                                                                 =========    =========

                       See notes to financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOWS
                                   (continued)

                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                                    2002         2001
                                                                 ---------    ---------
Supplemental disclosures of cash flows information:
  Interest paid                                                  $  17,477    $ 180,424
  Taxes paid                                                         1,986        2,241


                       See notes to financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

1.   Description of business:

     The Company has embarked on a major expansion of its international trade activity by operating a multi-lingual, internet-based portal that allows international buyers and sellers of commercial and industrial products to engage in electronic commerce seamlessly, efficiently, and in their own native languages. The Company contracted e-GlobusNet Corp., the developer of the software, to provide electronic commerce among businesses in various countries. This software is being used currently by the Company to sell its own products but as of yet the Company is not deriving revenue from other users of the site. e-GlobusNet Corp. had been asked to expand the features of the software. In April 2002, the Company exchanged 968,000 shares for the 100% ownership of e-GlobusNet Corp., which resulted in the ownership of the software (see Note 8).

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

     The Company presently has two wholly-owned subsidiaries, Globus Food Systems Corp., and Shuttle International. Globus Food Systems exports meat, meat by-products, cheese, fish, chicken and other high-end food products from manufacturers in Western Europe to Russia and the Ukraine. Additionally it now has expanded to incorporate several other items into its product line, such as construction supplies, stationary and office supplies. It will continue to look for new product markets based on its contacts abroad. It represents over 96% of the current total revenues of the Company. It also has entered into several new contracts with a major tire manufacturer in Russia, with rubber purchased from a supplier in Southeast Asia. Initial sales took place in the last quarter of the year ended September 30, 2001. Profit margins on these sales are expected to reach 20-25%. Shuttle International exports auto parts and clothing from U.S. manufacturers to Russia and the Ukraine. Shuttle accounts for about 4% of the total revenues of the Company.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

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

2.   Summary of significant accounting policies:

     Principles of consolidation:

     The accompanying consolidated financial statements as of September 30, 2002 and for the two years then ended include the accounts of Globus International Resources Corp. and its wholly-owned subsidiaries, Shuttle International, Ltd. and Globus Foods International, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

     Revenue recognition:

     The company recognizes revenues in the period in which its products are shipped to its customers. The Company records expenses in the period in which they are incurred all in accordance with generally accepted accounting principles.

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

                           SEPTEMBER 30, 2002 AND 2001

2.   Summary of significant accounting policies:  (continued)

     Concentrations of credit risk:

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company's requiring the prepayment from certain customers of up to 50% of each sale prior to shipment. Additionally, the accompanying financial statements reflect an allowance for doubtful accounts of $2,903,270 and $2,890,675 at September 30, 2002 and 2001, respectively.

     Inventories:

     Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market. The accompanying financial statements as of and for the year ended September 30, 2002 and 2001 reflect an allowance for the disposal of inventory of $1,706,818 and $1,692,818, respectively.

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

     Goodwill:

     Goodwill arising from the acquisition of a subsidiary's minority interest in 1996 is being amortized over a fifteen-year period. Amortization charged to operations was $21,570 and $8,761 in 2002 and 2001, respectively.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

2.   Summary of significant accounting policies:  (continued)

     Basis of Presentation:

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Globus has experienced substantial recurring losses from operations until September 30, 2000. In September 30, 2002 and 2001, the Company has had profits in both years. However, at September 30, 2002 a working capital deficiency of $679,382 and a capital deficiency of $494,977 exists that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As mentioned above, management intends to expand their operation to include an internet based portal and generate additional product lines in order to continue and expand the operations of the business. There can be no assurance that Globus will be able to raise sufficient capital to continue its operations and/or generate adequate cash flow from operations.

     Per share data:

     Net income (loss) per share was computed by the weighted average number of shares outstanding during each period as retroactively adjusted for the one for three reverse stock split in January 2001.

3.   Property assets:

     Property assets consist of:

                                                                        2002
                                                                     ---------
         Data processing and office equipment                        $  63,331
         Furniture and fixtures                                         21,283
         Automobiles and trucks                                         43,687
                                                                     ---------

                                                                       128,301
         Less:  Accumulated depreciation                               126,267
                                                                     ---------

                                                                     $   2,034
                                                                     =========

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

3.   Property assets: (continued)

     Property assets consist of: (continued)

     Depreciation expense charged to operations for the years ended September 30, 2002 and 2001 amounted to $5,714 and $14,915, respectively.

4.   Security rent deposits:

     Security deposits are related to various leaseholds which the Company occupies of which $3,000 is for warehouse space leased from a related party (See Note 5).

5.   Related party transactions:

     Notes payable:

     A stockholder and the Company entered into a loan agreement in April 1996 whereby the stockholder acquired the Company's 7% interest bearing note of $125,000 at par. The note was originally payable in full plus accrued interest on March 31, 1997. On April 30, 1997, the note was amended and the due date was extended to April 30, 1998. No interest was charged in 2002 and 2001 as the stockholder has waived the right to accrue more interest at this time. Accrued interest payable on this loan aggregated $45,500 at September 30, 2002 and 2001, and is included in accrued expenses - related party.

     On August 26, 1996, the parents of the Company's President purchased a subsidiary's 15% interest bearing $20,000 note at par. The note, as amended, is without a definite repayment date. No interest was charged in 2002 and 2001, per the approval of the noteholder. Accrued interest payable to these individuals of $7,750 is included in accrued expenses at September 30, 2002 and 2001.

     These noteholders agreed to subordinate these debts to a bank which the Company is indebted to in the amount of $1,220,617 and also have verbally agreed not to demand payment of the debt as long as any portion of the bank note is outstanding.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

5.   Related party transactions: (continued)

     Notes payable: (continued)

     During the first quarter of fiscal 2000, three shareholders of the Company loaned the Company $156,000 due to the current cash needs of the business. Subsequently, one shareholder has advanced at various times a total of $600,000. As of September 30, 2002, $134,874 was paid back to the shareholders. These amounts have no definite repayment terms and the shareholders have agreed not to require the accrual of interest.

     Rent payable:

     Globus and Shuttle lease warehouse space from an entity controlled by three of the Company's officer/directors. Rent charged to operations for the years ended September 30, 2002 and 2001 was $9,810 and $11,800, respectively. $44,651 and $52,075 was unpaid and included in accrued expenses - related parties at September 30, 2002 and 2001, respectively. The leases which expire in 2003, require aggregate monthly rentals of $700.

6.   Financing arrangement:

     Short-term debt:

     At September 30, 2002, the Company had various credit facilities available:

         A bank note exists for direct borrowings and acceptances in the amount of $1,220,617 on direct borrowings, currently at 12% interest per annum. The line was originally $3,000,000, however, due to the inability of the Company to pay any portion of the balance in the last two years, the line has been limited to what is outstanding currently. The loan is collateralized by a first lien on all corporate assets not previously pledged or collateralized. The Company is presently in discussions to sell a building owned by the three officers, of which certain of the proceeds will be paid to the bank. At that point, the Company intends to continue its discussion with the bank as to possible restructuring of the present debt arrangement. Due to the possible restructuring, no interest expense has been accrued since October of 2001.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

6.   Financing arrangement: (continued)

     Short-term debt: (continued)

         The Company has lines of credit with two other banks totaling $100,000 in the aggregate. This $100,000 is guaranteed by an officer of the Company. Interest during the year ended September 30, 2002 was charged at various rates of 5% to 15%.

                                                                             2002           2001
                                                                          ----------     ----------
         Bank borrowing outstanding at September 30, 2002
         and 2001 amounted to:

              Acceptances payable under the $1,220,617 bank note          $1,220,617     $1,220,617

              Other bank loans payable (3) under $100,000 credit-line         62,154         87,058
                                                                          ----------     ----------

                                                                          $1,282,771     $1,307,675
                                                                          ==========     ==========

         (ii) Related parties:

         On April 7, 1996, the Company borrowed $125,000 from an officer/stockholder. The repayment date is indefinite as of September 30, 2002. Interest had been accrued until September 30, 2000 at 7%. In 2002 and 2001, per approval of the noteholder, no interest was accrued.

         On August 26, 1996 the Company borrowed $20,000 from a parent of its President as evidenced by a 15% note. The note has no definite repayment date. Per the noteholder's approval, no interest was accrued in 2002 and 2001.

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

                           SEPTEMBER 30, 2002 AND 2001

7.   Income taxes:

     The difference between income taxes computed using the statutory federal income tax rate and that shown in the financial statements are summarized as follows:

                                                         2002           2001
                                                      ---------      ---------

         Income (loss) before income taxes            $ 130,311      $   4,206
                                                      ---------      ---------
         Computed tax - (benefit) at
          statutory rate                                 44,306          1,400
         State taxes net of federal tax benefit          (1,014)        (3,241)
         Reserve for net operating loss
          carryforward                                  (44,306)        (1,400)
                                                      ---------      ---------

                                                         (1,014)        (3,241)
                                                      ---------      ---------

              Total net income                        $ 131,325      $   7,447
                                                      =========      =========


     The Company has available net operating loss carryforwards of approximately $4,000,000. A valuation allowance of the same amount has been provided since management believes that uncertainty exist regarding the realizability of this asset.

8.   Common stock:

     (a) Common stock issued for services rendered:

         In fiscal 2000, 500,000 shares were issued to different consultants in lieu of cash payments for the exclusive rights to use certain software which is the basis for the portal described in Note 1. 200,000 shares were issued to another consultant in lieu of cash payments for services related to developing the business plan to the internet based portal. The market value of the shares recorded was recorded as prepaid costs based on the fact that as of April 2002, the Company used the shares as a down payment towards purchasing the software outright. This purchase was done through the issuance of 968,000 shares for the 100% interest in e-GlobusNet in April 2002. The value of these shares at the time of issuance was $58,080 and was recorded as "Investment in Multi-Lingual Internet Software", along with the down payment of $47,334.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

8.   Common stock:  (continued)

     (a) Common stock issued for services rendered: (continued)

         Three shareholders who owned 28% of e-GlobusNet are also majority shareholders and officers of Globus International Resources Corp. The Company called e-GlobusNet will be formally dissolved, as it is now part of Globus International Resources Corp.

     (b) Reverse stock split:

         In January 2001, a one for three reverse stock split was executed by the Company. This was done in order to facilitate the acquisition of e-GlobusNet Corp., which owned the specialized "Business to Business" software described in Note 1, 8(a). It became a wholly owned subsidiary of Globus International Resources in April 2002. After the split, 9,833,616 shares outstanding became 3,277,872 shares. In acquiring e-GlobusNet Corp., the Company issued 968,000 shares to e-GlobusNet Corp. shareholders under Rule 144 of the Security Act of 1933, in exchange for all the shares of e-GlobusNet Corp. After the acquisition, there were 4,245,872 shares outstanding.

     (c) Warrants:

         The Company had 1,822,756 common shares reserved for issuance upon the exercise of warrants at $3.625. These warrants expired on June 30, 2001.

9.   Major relationships and segment information:

     The Company is comprised of two business segments with the new internet based business not yet deriving revenue. The distribution of food products, other materials and supplies, and the distribution of auto paint and parts and clothing. Set forth below are sales, operating income, capital expenditures, depreciation and identifiable assets of the segments.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

9.   Major relationships and segment information:  (continued)

                                                       For the Years Ended
                                                          September 30,
                                                    ------------------------
                                                       2002           2001
                                                    ---------      ---------
     Net sales (000's):
         Food products and other materials          $  11,284      $   8,551
         Other                                            506            459
                                                    ---------      ---------
                                                    $  11,790      $   9,010
                                                    =========      =========
     Operating income (loss) (000's):
         Food products                              $     102      $     220
         Other                                             46            (36)
                                                    ---------      ---------
                                                    $     148      $     184
                                                    =========      =========
     Depreciation and amortization (000's):
         Food products                              $      23      $      18
         Other                                              4              6
                                                    ---------      ---------
                                                    $      27      $      24
                                                    =========      =========
     Capital additions (000's):
         Food products                              $       -      $       2
         Other                                              -              -
                                                    ---------      ---------
                                                    $       -      $       2
                                                    =========      =========
     Identifiable assets (000's):
         Food products                              $   2,116      $   1,967
         Other                                            171            149
                                                    ---------      ---------
                                                    $   2,287      $   2,116
                                                    =========      =========

     The food products segment had nine (9) customers in 2002. One customer accounted for 51% of the food products segment's sales for fiscal 2002. Sales of this segment's products for another customer were 18% in 2002.

     The other segments' sales were to six (6) customers of which one customer accounted for 85% and 87% of sales for the years September 30, 2002 and 2001, respectively.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001

10.  Commitment and contingencies:

     Leases:

     The Company is a lessee under three operating real property leases for office and warehouse space expiring in 2003. Rent expense charged to operations for the years ended September 30, 2002 and 2001 was $69,356 and $84,694, respectively. Future minimum annual rent commitments as of the Company's fiscal year-end are as follows:

                  Years Ended
                  September 30,                     Amount
                  -------------                  ------------
                     2003                        $     67,755

11.  Possible acquisition:

     The Registrant has entered into a Letter of Intent dated September 20, 2002 for the acquisition of 100% of the capital stock of three foreign corporations in exchange for such number of shares of the Registrant's common stock as shall equal eighty (80%) percent of the Registrant's total issued and outstanding shares. This transaction, when completed, will result in a change in control of Registrant in that the shareholders of the three foreign companies will own the majority of the Registrant's capital stock. At the current date, the conclusion of this acquisition is uncertain and may not occur. Financial information regarding these Companies are not available.