Form 10QSB
period 2002-12-31
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2003-02-13
CIK 1033114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-Q/SB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         4,245,872 shares, $.001 par value, as of February 7, 2003 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                  DECEMBER 31, 2002
                                   (Unaudited)

                                    I N D E X

                                                                       Page No.
                                                                       --------

Part I - Financial Information:

      Item 1.  Consolidated Financial Statements (Unaudited):

               Balance Sheets
               As at December 31, 2002 and September 30, 2002 ..........    3

               Statements of Operations
               For the Three Months Ended
               December 31, 2002 and 2001 ..............................    4

               Statements of Changes in Stockholders' Equity
               For the Three Months Ended December 31, 2002
               and Year Ended September 30, 2002........................    5

               Statements of Cash Flows
               For the Three Months Ended
               December 31, 2002 and 2001 ..............................    6

               Notes to Consolidated Financial Statements ..............   7-17

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                     December 31, September 30,
                                                        2002          2002
                                                    (Unaudited)
                                                    -----------   ------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                        $   180,654    $   277,314
   Accounts receivable                                2,088,463      1,699,423
   Inventories                                          109,720        125,620
   Other assets                                           2,100            600
                                                    -----------    -----------
            Total current assets                      2,380,937      2,102,957
                                                    -----------    -----------

Property assets - at cost,
   net of accumulated depreciation                        1,829          2,034
                                                    -----------    -----------


Other assets:
   Goodwill net of accumulated amortization              67,517         67,517
   Security deposits                                      9,440          9,440
   Investment in multi-lingual internet software        105,414        105,414
                                                    -----------    -----------
            Total other assets                          182,371        182,371
                                                    -----------    -----------

                                                    $ 2,565,137    $ 2,287,362
                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank lines of credit payable                     $ 1,282,267    $ 1,282,771
   Notes payable - related parties                      803,502        760,202
   Accounts payable                                     795,714        575,009
   Accrued expenses and other current
      liabilities - related parties                      98,825        103,825
   Accrued expenses and other current liabilities        63,962         60,532
                                                    -----------    -----------
            Total current liabilities                 3,044,270      2,782,339
                                                    -----------    -----------

Commitments and contingencies                                --             --

Stockholders' equity:
   Common stock, $.001 par value, authorized -
      50,000,000 shares, issued and outstanding -
      4,245,872                                           4,246          4,246
   Additional paid-in capital                         5,422,675      5,422,675
   Deficit                                           (5,906,054)    (5,921,898)
                                                    -----------    -----------
                                                       (479,133)      (494,977)
                                                    -----------    -----------

                                                    $ 2,565,137    $ 2,287,362
                                                    ===========    ===========

          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three
                                                     Months Ended
                                                      December 31
                                              --------------------------
                                                 2002            2001
                                              -----------    -----------
Net sales                                     $ 2,550,501    $ 3,059,038
Cost of goods sold                              2,460,893      2,900,946
                                              -----------    -----------
Gross profit                                       89,608        158,092
                                              -----------    -----------
Operating expenses:
   Selling                                         34,208         22,578
   General and administrative                      35,936         26,854
   Depreciation and amortization                    2,395          4,197
   Allowance for doubtful accounts                   -            15,000
                                              -----------    -----------
                                                   72,539         68,629
                                              -----------    -----------
Income (loss) from operations                      17,069         89,463
                                              -----------    -----------
Other income (expense):
   Interest income                                   -               --
   Interest expense                                ( 808)       (12,677)
                                              -----------    -----------
Total other income (expense)                       ( 808)       (12,677)
                                              -----------    -----------
Income (loss) before
   income taxes                                    16,261         76,786
Provision for income taxes                            417             --
                                              -----------    -----------
Income (loss)                                 $    15,844    $    76,786
                                              ===========    ===========
Net income (loss)
   per common share                           $      .004    $      .023
                                              ===========    ===========
Weighted average number
   of shares outstanding                        4,245,872      3,277,872
                                              ===========    ===========

            See accompanying notes to consolidated financial statements.


              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
 FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND YEAR ENDED SEPTEMBER 30, 2002


                                     Common Shares        Additional
                                -----------------------     Paid-in-   Accumulated
                                 Shares       Amount        Capital     Deficit
                                ----------   ----------   ----------   ----------

Balance at September 30,2001     3,277,872        3,278    5,365,563   (6,053,223)

Common shares issued for
purchase of e-GlobusNet            968,000          968       57,112           --

Net income for year
 ended September 30, 2002               --           --           --      131,325

                                ----------   ----------   ----------   ----------

Balance at September 30, 2002    4,245,872        4,246    5,422,675   (5,921,898)
                                ==========   ==========   ==========   ==========

Net income for three months
 ended December 31, 2002                --           --           --       15,844

                                ----------   ----------   ----------   ----------

Balance at December 31, 2002     4,245,872        4,246    5,422,675   (5,906,054)
                                ==========   ==========   ==========   ==========


              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                          For the Three Months Ended
                                                                December 31,
                                                          -------------------------
                                                             2002          2001
                                                          ----------    -----------
Cash flows from operating activities:
   Net income (loss)                                       $  15,844    $  76,786
                                                           ---------    ---------
   Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
       operating activities:
      Depreciation and amortization                              205        4,197
      Charge to bad debt allowance                                 0       15,000
      Issuance of stock in lieu of salaries and fees               0            0
      Charge to inventory reserve                             15,900            0
      Increase (decrease) in cash flows as a
           result of changes in asset and liability
           account balances:
         Accounts receivable                                (389,040)     (23,624)
         Inventories                                               0           --
         Other assets                                         (1,500)        (600)
         Accounts payable                                    220,705       37,074
         Accrued expenses and other current liabilities:
            Related parties                                   (5,000)          --
            Other                                              3,430      (10,319)
                                                           ---------    ---------
   Total adjustments                                        (155,300)      22,930
                                                           ---------    ---------
Net cash provided by (used in) operating
  activities                                                (139,456)      99,716
                                                           ---------    ---------

Cash flows from investing activities:

   Acquisition of property assets                                  0            0
   Security deposit                                                0            0
                                                           ---------    ---------
Net cash provided by investing activities                          0            0
                                                           ---------    ---------

Cash flows from financing activities:

   Proceeds from (payments of) lines of credit                  (504)      (6,408)
   Proceeds from note payable-related parties                 43,300        8,817
                                                           ---------    ---------
Net cash provided by (used in) financing activities           42,796        2,409
                                                           ---------    ---------

Net increase (decrease) in cash and cash equivalents         (96,660)     102,123

Cash and cash equivalents at beginning of year               277,314       46,087
                                                           ---------    ---------

Cash and cash equivalents at end of year                   $ 180,654    $ 148,210
                                                           =========    =========

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                           $     808    $  12,677
                                                           =========    =========
   Taxes paid                                              $     417    $       0
                                                           =========    =========

          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 2002

NOTE 1 - BASIS OF PRESENTATION.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2002. The results of operations for the three months ended December 31, 2002 and 2001 and cash flows for the three months ended December 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

         The September 30, 2002 consolidated balance sheet has been derived from the audited consolidated financial statements at that date included in the Company's annual report. These unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on.

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

         The Company had two wholly-owned subsidiaries at December 31, 2002,Globus Food Systems Corp., and Shuttle International. Globus Food Systems exports meat, meat by-products, cheese, fish, chicken, and other high-end food products from manufacturers in Western Europe to Russia and the Ukraine. Additionally it now has expanded to incorporate several other items into its product line, such as construction supplies, stationary and office supplies. It will continue to look for new product markets based on its contacts abroad. It represents over 96% of the current total revenues of the Company. Shuttle International exports auto parts from U.S. manufacturers to Russia and the Ukraine. Shuttle accounts for about 4% of the total revenues of the Company.

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

     (b) Principles of Consolidation:

         The accompanying consolidated financial statements as at December 31, 2002 and September 30, 2002 and for the three months ended December 31, 2002 and 2001 include the accounts of Globus International Resources Corp. and its subsidiaries, Shuttle International, Ltd. and Globus Foods International, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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

     (f) Concentrations of Credit Risk:

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company's requiring the prepayment from certain customers of up to 50% of each sale prior to shipment. Additionally, the accompanying financial statements reflect an allowance for doubtful accounts of $2,903,270 at December 31, 2002 and September 30, 2002.

     (g) Inventories:

         Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market. The accompanying financial statements reflect an allowance for the disposal of inventory of $1,722,818 and $1,692,818 at December 31, 2002 and September 30, 2002, respectively.

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

     (i) Goodwill:

         Goodwill arising from the acquisition of a subsidiary's minority interest in 1996 was being amortized over a fifteen-year period. Amortization charged to operation was $2,190 for the three months ended December 31, 2001.

     (j) Per Share Data:

         Net income (loss) per share was computed by the weighted average number of shares outstanding during each period as retroactively adjusted for the 1 for 3 reverse stock split in January, 2001.

NOTE 3 - PROPERTY ASSETS.

     Property assets consist of:

                                                     December 31,  September 30,
                                                        2002           2002
                                                    ------------  -------------

     Data processing and office equipment             $  63,331     $  63,331
     Furniture and fixtures                              21,283        21,283
     Automobiles and trucks                              43,687        43,687
                                                      ---------     ---------
                                                        128,301       128,301
     Less:  Accumulated depreciation                    126,472       126,267
                                                      ---------     ---------
                                                      $   1,829     $   2,034
                                                      =========     =========

     Depreciation expense charged to operations for the three months ended December 31, 2002 and 2001 amounted to $205 and $2,007, respectively.


Security Deposits:

Security deposits are comprised of rent deposits relating to various leaseholds which the Company occupies of which $3,000 is for warehouse space leased from a related party.(see note 4)

NOTE 4 - RELATED PARTY TRANSACTIONS.

     (a) Notes Payable:

         A stockholder and the Company entered into a loan agreement in April 1996 whereby the stockholder acquired the Company's 7% interest bearing note $125,000 at par. The note was originally payable in full plus accrued interest on March 31, 1997. On April 30, 1997, the note was amended and the due date was extended to April 30, 1998. Accrued interest payable on these loans aggregated $45,500 at December 31, 2002 and September 30, 2002, respectively, and is included in accrued expenses-related party. No interest was charged in the three months ended December 31, 2002 as the stockholder has waived the right to accrue more interest at this time. In May 1997, the stockholder agreed to subordinate his loan to a bank which the Company owes $1,220,617. The stockholder has extended the due date indefinitely and has verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.

         On August 26, 1996, the parents of the Company's President purchased Shuttle's 15% interest bearing $20,000 note at par. The note, as amended, is repayable in full with no definite repayment date. No interest was charged for the three months ended December 31, 2002 and 2001. Accrued interest payable to these individuals of $7,750 is included in accrued expenses-related party at December 31, 2002 and September 30, 2002, respectively. These creditors have agreed to subordinate this indebtedness to a bank which the Company owes $1,220,617 and also have verbally agreed not to demand payment of the debt as long as any portion of the debt is outstanding.

         During the first quarter of fiscal 2000, three shareholders of the Company loaned the Company $156,000 due to the current cash needs of the business. Subsequently, one shareholder has advanced at various times a total of $650,000. As of December 31, 2002,$140,074 was paid back to the shareholders. These amounts have no definite repayment terms and the shareholders have agreed not to require the accrual of interest.

     (b) Rent Payable:

         Globus and Shuttle lease warehouse space from an entity controlled by three of the Company's officer/directors. Rent charged to operations in the three months ended December 31, 2002 and 2001 was $2,100, of which $44,651 was unpaid and included in accrued expenses - related parties at December 31, 2002 and September 30, 2001, respectively. The leases which expire in 2003 require aggregate monthly rentals of $700.

NOTE 5 - FINANCING ARRANGEMENT.

         (i)   SHORT-TERM DEBT:

         At December 31, 2002, the Company had various credit facilities available:

         A bank note exists for direct borrowings and acceptances in the amount of $1,220,617 on direct borrowings, currently at 12% interest per annum. The line was originally $3,000,000, however due to the inability of the Company to pay any portion of the balance in the last two years, the line has been limited to what is outstanding currently. The line is collateralized by a first lien on all corporate assets not previously pledged or collateralized. The Company is presently in discussions to sell a building owned by the three officers, of which certain of the proceeds will be paid to the bank. At that point, the Company intends to continue discussions with the bank as to possible restructuring of the present debt arrangement. Due to the possible restructure, no interest expense was accrued since October, 2001.

          The Company has lines of credit with two other banks totalling $100,000 in the aggregate.This $100,000 is guaranteed by an officer of the Company. Interest during the three months ended December 31, 2002 and 2001 was charged at various rates of 5.00% to 15%.

                                                                 December 31,    September 30,
                                                                     2002           2002
                                                                 ------------  -------------
     Bank borrowing outstanding at December 31, 2002 and
     September 30, 2002 amounted to:

         Acceptances payable under the $1,220,617 bank note        $1,220,617    $ 1,220,617

         Other bank loans payable (2) under $100,000 credit-line       61,650         62,154
                                                                   ----------    -----------

                                                                   $1,282,267    $ 1,282,771
                                                                   ==========    ===========

         (ii)  RELATED PARTIES:

         On April 7, 1996, the Company borrowed $125,000 from an officer/stockholder. The repayment date is indefinite as of June 30, 2002. Interest had been accrued until September 30, 2000 at 7%. Per approval of the shareholder, no interest has been accrued since. On August 26, 1996 the Company borrowed $20,000 from a parent of its President as evidenced by a 15% note. The note has no definite repayment date. Per the noteholder's approval, no interest was accrued in fiscal 2003 and 2002. Both of these notes are subordinated to a bank (see above) in connection with the granting of a note to the Company by the bank. As long as any balance is outstanding under this note, the note holders have verbally agreed not to demand payment of the notes and to subordinate such notes to this bank.

NOTE 6 - COMMON STOCK.

     (a) COMMON STOCK ISSUED FOR SERVICES RENDERED:

          In fiscal 2000,500,000 shares were issued to two different consultants in lieu of cash payments for the exclusive rights to use certain software which is the basis for the portal described in Footnote 1. 200,000 shares were issued to another consultant in lieu of cash payments for services related to developing the business plan to the internet based portal. The market value of the shares recorded was recorded as prepaid costs based on the fact that as of April, 2002 the Company used the shares as a downpayment towards buying the software outright. This purchase was done through the issuance of 968,000 shares in April 1, 2002. The value of these shares at the time of issuance was $58,080, and was recorded as "investment in multi-lingual software" along with the downpayment of $47,334.

NOTE 7 - MAJOR RELATIONSHIPS AND SEGMENT INFORMATION.

         The Company is comprised of two business segments. The distribution of food products, rubber and stationary (food products) and the distribution of auto paint and parts. Set forth below are sales, operating income, capital expenditures, depreciation and identifiable assets of the segments.

                                                            For the Three
                                                            Months Ended
                                                          December 31, 2002
                                                          -----------------
     Net sales (000's):
       Food products                                        $      2,444
       Other                                                         107
                                                            ------------
                                                            $      2,551
                                                            ============
     Operating income (loss) (000's):

       Food products                                        $         49
       Other                                                         (32)
                                                            ------------
                                                            $         17
                                                            ============
     Depreciation and
     amortization (000's):
       Food products                                        $          2
       Other                                                           0
                                                            ------------
                                                            $          2
                                                            ============
     Identifiable assets (000's):
       Food products                                        $      2,393
       Other                                                         170
                                                            ------------
                                                            $      2,563
                                                            ============

NOTE 8 -  COMMITMENTS AND CONTINGENCIES.

Leases:

          The Company is a lessee under 3 operating real property leases for office and warehouse space. Rent expense charged to operations for the three months ended December 31, 2002 and 2001 was $17,838 and $16,590, respectively. Future minimum annual rent commitments as of the Company's fiscal year end are as follows:

          Years Ended September 30, 2003     $67,755


NOTE 9 -  Possible acquisition:


          The registrant has entered into a Letter of Intent dated September 20, 2002 for the acquisition of 100% of the capital stock of three foreign corporations in exchange for such number of shares of the Registrant's common stock as shall equal eighty(80%) percent of the Registrant's total issued and outstanding shares. This transaction, when completed, will result in a change in control of Registrant in that the shareholders of the three foreign companies will own the majority of the Registrant's capital stock. At the current date, the conclusion of this acquisition is uncertain and may not occur. Financial information regarding these companies are not available.