Form 10QSB
period 2003-03-31
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2003-05-12
CIK 1033114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-Q/SB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         4,245,872 shares, $.001 par value, as of May 1, 2003 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date).

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                 MARCH 31, 2003
                                   (Unaudited)

                                    I N D E X

                                                                       Page No.
                                                                       --------

Part I - Financial Information:

      Item 1.  Consolidated Financial Statements (Unaudited):

               Balance Sheets
               As at March 31, 2003 and September 30, 2002 ..........      3

               Statements of Operations
               For the Six Months Ended
               March 31, 2003 and 2002 ..............................      4

               Statements of Changes in Stockholders' Equity
               For the Six Months Ended March 31, 2003
               and Year Ended September 30, 2002.....................      5

               Statements of Cash Flows
               For the Six Months Ended
               March 2003 and 2002...................................      6

               Notes to Consolidated Financial Statements ...........    7-17

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                     March 31,    September 30,
                                                       2003           2002
                                                    (Unaudited)
                                                    -----------    -----------

                                     ASSETS

Current assets:
   Cash and cash equivalents                        $   229,157    $   277,314
   Accounts receivable                                1,956,459      1,699,423
   Inventories                                          109,720        125,620
   Other assets                                           6,850            600
                                                    -----------    -----------
         Total current assets                         2,302,186      2,102,957
                                                    -----------    -----------

Property assets - at cost,
   net of accumulated depreciation                        1,624          2,034
                                                    -----------    -----------


Other assets:
   Goodwill net of accumulated amortization              67,517         67,517
   Security deposits                                      9,440          9,440
   Investment in multi-lingual internet software        105,414        105,414
                                                    -----------    -----------
         Total other assets                             182,371        182,371
                                                    -----------    -----------

                                                    $ 2,486,181    $ 2,287,362
                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank lines of credit payable                     $ 1,288,238    $ 1,282,771
   Notes payable - related parties                      977,502        760,202
   Accounts payable                                     542,641        575,009
   Accrued expenses and other current
      liabilities - related parties                      93,825        103,825
   Accrued expenses and other current liabilities        61,553         60,532
                                                    -----------    -----------
         Total current liabilities                    2,963,759      2,782,339
                                                    -----------    -----------

Commitments and contingencies                                --             --

Stockholders' equity:
   Common stock, $.001 par value, authorized -
      50,000,000 shares, issued and outstanding -
      4,245,872                                           4,246          4,246
   Additional paid-in capital                         5,422,675      5,422,675
   Deficit                                           (5,904,499)    (5,921,898)
                                                    -----------    -----------
                                                       (477,578)      (494,977)
                                                    -----------    -----------

                                                    $ 2,486,181    $ 2,287,362
                                                    ===========    ===========


          See accompanying notes to consolidated financial statements.

                    GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)

                                                Six                          Three
                                            Months Ended                  Months Ended
                                              March 31                      March 31
                                     --------------------------    --------------------------
                                        2003           2002           2003           2002
                                     -----------    -----------    -----------    -----------

Net sales                            $ 3,506,681    $ 5,930,772    $   956,180    $ 2,871,734
Cost of goods sold                     3,358,090      5,657,718        897,197    $ 2,756,772
                                     -----------    -----------    -----------    -----------
Gross profit                             148,591        273,054         58,983        114,962
                                     -----------    -----------    -----------    -----------
Operating expenses:
   Selling                                57,528         47,612         23,320         25,034
   General and administrative             35,936         26,854         30,031         35,337
   Depreciation and amortization           2,395          4,197            205          6,697
   Allowance for doubtful accounts         2,600         32,500             --         17,500
                                     -----------    -----------    -----------    -----------
                                         126,095        153,197         53,556         84,568
                                     -----------    -----------    -----------    -----------
Income (loss) from operations             22,496        119,857          5,427         30,394
                                     -----------    -----------    -----------    -----------
Other income (expense):
   Interest income                            --             --             --             --
   Interest expense                       (3,017)       (14,958)        (2,209)        (2,282)
                                     -----------    -----------    -----------    -----------
Total other income (expense)              (3,017)       (14,958)        (2,209)        (2,282)
                                     -----------    -----------    -----------    -----------
Income (loss) before
   income taxes                           19,479        104,899          3,218         28,112
Provision for income taxes                 2,080            831          1,663            831
                                     -----------    -----------    -----------    -----------
Income (loss)                        $    17,399    $   104,068    $     1,555    $    27,281
                                     ===========    ===========    -----------    -----------
Net income (loss)
   per common share                  $      .004    $      .032           .001           .008
                                     ===========    ===========    -----------    -----------
Weighted average number
   of shares outstanding               4,245,872      3,277,872      4,245,872      3,277,872
                                     ===========    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
    FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND YEAR ENDED SEPTEMBER 30, 2002

                                     Common Shares        Additional     Accumu-
                                -----------------------    Paid-in-       lated
                                  Shares       Amount      Capital       Deficit
                                ----------   ----------   ----------   ----------

Balance at September 30,2001     3,277,872        3,278    5,365,563   (6,053,223)

Common shares issued for
purchase of e-GlobusNet            968,000          968       57,112           --

Net income for year
 ended September 30, 2002               --           --           --      131,325
                                ----------   ----------   ----------   ----------

Balance at September 30, 2002    4,245,872        4,246    5,422,675   (5,921,898)
                                ==========   ==========   ==========   ==========

Net income for six months
 ended March 31, 2003                   --           --           --       17,399
                                ----------   ----------   ----------   ----------

Balance at March 31, 2003        4,245,872        4,246    5,422,675   (5,904,499)
                                ==========   ==========   ==========   ==========

               GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                          For the Six Months Ended
                                                                  March 31,
                                                           ----------------------
                                                              2003         2002
                                                           ---------    ---------
Cash flows from operating activities:
   Net income (loss)                                       $  17,399    $ 104,068
                                                           ---------    ---------
   Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
       operating activities:
      Depreciation and amortization                              410       10,894
      Charge to bad debt allowance                                 0       32,500
      Issuance of stock in lieu of salaries and fees               0            0
      Charge to inventory reserve                             15,900            0
      Increase (decrease) in cash flows as a
          result of changes in asset and liability
          account balances:
         Accounts receivable                                (257,036)    (831,201)
         Inventories                                               0        2,499
         Other assets                                         (6,250)         600
         Accounts payable                                    (32,368)     684,308
         Accrued expenses and other current liabilities:
            Related parties                                  (10,000)          --
            Other                                              1,021       (7,330)
                                                           ---------    ---------
   Total adjustments                                        (288,323)    (107,730)
                                                           ---------    ---------
Net cash provided by (used in) operating
   activities                                               (270,924)      (3,662)
                                                           ---------    ---------

Cash flows from investing activities:

   Acquisition of property assets                                  0            0
   Security deposit                                                0            0
                                                           ---------    ---------
Net cash provided by investing activities                          0            0
                                                           ---------    ---------

Cash flows from financing activities:

   Proceeds from (payments of) lines of credit                (5,467)      (9,691)
   Proceeds from note payable-related parties                217,300      116,193
                                                           ---------    ---------
Net cash provided by (used in) financing activities          222,767      106,502
                                                           ---------    ---------

Net increase (decrease) in cash and cash equivalents         (48,157)     102,840

Cash and cash equivalents at beginning of year               277,314       46,087
                                                           ---------    ---------

Cash and cash equivalents at end of year                   $ 229,157    $ 148,927
                                                           =========    =========

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                           $   3,017    $  14,959
                                                           =========    =========
   Taxes paid                                              $   2,080    $     831
                                                           =========    =========


          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003


NOTE 1 - BASIS OF PRESENTATION.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003. The results of operations for the six months ended March 31, 2003 and 2002 and cash flows for the six months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

         The Company had two wholly-owned subsidiaries at March 31, 2003,Globus Food Systems Corp., and Shuttle International. Globus Food Systems exports meat, meat by-products, cheese, fish, chicken, and other high-end food products from manufacturers in Western Europe to Russia and the Ukraine. Additionally it now has expanded to incorporate several other items into its product line, such as construction supplies, stationary and office supplies. It will continue to look for new product markets based on its contacts abroad. It represents over 96% of the current total revenues of the Company. Shuttle International exports auto parts from U.S. manufacturers to Russia and the Ukraine. Shuttle accounts for about 4% of the total revenues of the Company.

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

     (b) Principles of Consolidation:

         The accompanying consolidated financial statements as at March 31, 2003 and September 30, 2002 and for the six months ended March 31, 2003 and 2002 include the accounts of Globus International Resources Corp. and its subsidiaries, Shuttle International, Ltd. and Globus Foods International, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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

     (f) Concentrations of Credit Risk:

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company's requiring the prepayment from certain customers of up to 50% of each sale prior to shipment. Additionally, the accompanying financial statements reflect an allowance for doubtful accounts of $2,903,270 at March 31, 2003 and September 30, 2002.

     (g) Inventories:

         Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market. The accompanying financial statements reflect an allowance for the disposal of inventory of $1,722,818 and $1,692,818 at March 31, 2003 and
         September 30, 2002, respectively.

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

     (i) Goodwill:

         Goodwill arising from the acquisition of a subsidiary's minority interest in 1996 was being amortized over a fifteen-year period. Amortization charged to operation was $4,380 for the six months ended December 31, 2002.New accounting rules now require the appraisal of goodwill in lieu of amortization. At March 31, 2003 the amount of goodwill recorder appears reasonable and will continually be analyzed.

     (j) Per Share Data:

         Net income (loss) per share was computed by the weighted average number of shares outstanding during each period as retroactively adjusted for the 1 for 3 reverse stock split in January, 2001.

NOTE 3 - PROPERTY ASSETS.

     Property assets consist of:

                                                       March 31,   September 30,
                                                         2003          2002
                                                      ----------    ----------

     Data processing and office equipment             $   63,331    $   63,331
     Furniture and fixtures                               21,283        21,283
     Automobiles and trucks                               43,687        43,687
                                                      ----------    ----------
                                                         128,301       128,301
     Less: Accumulated depreciation                      126,677       126,267
                                                      ----------    ----------
                                                      $    1,624    $    2,034
                                                      ==========    ==========

         Depreciation expense charged to operations for the six months ended March 31, 2003 and 2002 amounted to $410 and $4,014, respectively.

Security Deposits:

         Security deposits are comprised of rent deposits relating to various leaseholds which the Company occupies of which $3,000 is for warehouse space leased from a related party. (see note 4)

NOTE 4 - RELATED PARTY TRANSACTIONS.

     (a) Notes Payable:

         A stockholder and the Company entered into a loan agreement in April 1996 whereby the stockholder acquired the Company's 7% interest bearing note $125,000 at par. The note was originally payable in full plus accrued interest on March 31, 1997. On April 30, 1997, the note was amended and the due date was extended to April 30, 1998. Accrued interest payable on these loans aggregated $45,500 at March 31, 2003 and September 30, 2002, respectively, and is included in accrued expenses-related party. No interest was charged in the six months ended March 31, 2003 as the stockholder has waived the right to accrue more interest at this time. In May 1997, the stockholder agreed to subordinate his loan to a bank which the Company owes $1,220,617. The stockholder has extended the due date indefinitely and has verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.

         On August 26, 1996, the parents of the Company's President purchased Shuttle's 15% interest bearing $20,000 note at par. The note, as amended, is repayable in full with no definite repayment date. No interest was charged for the six months ended March 31, 2003 and 2002. Accrued interest payable to these individuals of $7,750 is included in accrued expenses-related party at March 31, 2003 and September 30, 2002, respectively. These creditors have agreed to subordinate this indebtedness to a bank which the Company owes $1,220,617 and also have verbally agreed not to demand payment of the debt as long as any portion of the debt is outstanding.

         During the first quarter of fiscal 2000, three shareholders of the Company loaned the Company $156,000 due to the current cash needs of the business. Subsequently, one shareholder has advanced at various times a total of $825,000. As of March 31, 2003,$148,498 was paid back to the shareholders. These amounts have no definite repayment terms and the shareholders have agreed not to require the accrual of interest.

     (b) Rent Payable:

         Globus and Shuttle lease warehouse space from an entity controlled by three of the Company's officer/directors. Rent charged to operations in the six months ended March 31, 2003 and 2002 was $4,200, of which $35,651 was unpaid and included in accrued expenses - related parties at March 31, 2003 and September 30, 2002, respectively. The leases which expire in 2003 require aggregate monthly rentals of $700.

NOTE 5 - FINANCING ARRANGEMENT.

         (i)   SHORT-TERM DEBT:

         At March 31, 2003, the Company had various credit facilities available:

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

         The Company has lines of credit with two other banks totalling $100,000 in the aggregate. This $100,000 is guaranteed by an officer of the Company. Interest during the six months ended March 31, 2003 and 2002 was charged at various rates of 5.00% to 15%.

                                                           March 31,  September 30,
                                                             2003         2002
                                                          ----------   ----------
     Bank borrowing outstanding at March 31, 2003 and
     September 30, 2002 amounted to:

Acceptances payable under the $1,220,617 bank note        $1,220,617   $1,220,617

Other bank loans payable (2) under $100,000 credit-line       67,621       62,154
                                                          ----------   ----------

                                                          $1,288,238   $1,282,771
                                                          ==========   ==========

         (ii)  RELATED PARTIES:

         On April 7, 1996, the Company borrowed $125,000 from an officer/stockholder. The repayment date is indefinite as of March 31, 2003. Interest had been accrued until September 30, 2000 at 7%. Per approval of the shareholder, no interest has been accrued since. On August 26, 1996 the Company borrowed $20,000 from a parent of its President as evidenced by a 15% note. The note has no definite repayment date. Per the noteholder's approval, no interest was accrued in fiscal 2003 and 2002. Both of these notes are subordinated to a bank (see above) in connection with the granting of a note to the Company by the bank. As long as any balance is outstanding under this note, the note holders have verbally agreed not to demand payment of the notes and to subordinate such notes to this bank.

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

NOTE 7 - MAJOR RELATIONSHIPS AND SEGMENT INFORMATION.

         The Company is comprised of two business segments. The distribution of food products, construction supplies and stationary (food products) and the distribution of auto paint and parts. Set forth below are sales, operating income, capital expenditures, depreciation and identifiable assets of the segments.

                                                              For the Six
                                                              Months Ended
                                                             March 31, 2003
                                                             --------------
         Net sales (000's):
           Food products                                       $    3,284
           Other                                                      223
                                                               ----------
                                                               $    3,507
                                                               ==========
         Operating income (loss) (000's):
           Food products                                       $       25
           Other                                                       (3)
                                                               ----------
                                                               $       22
                                                               ==========
         Depreciation and
         amortization (000's):
           Food products                                       $        3
           Other                                                        0
                                                               ----------
                                                               $        3
                                                               ==========
         Identifiable assets (000's):
           Food products                                       $    2,313
           Other                                                      173
                                                               ----------
                                                               $    2,486
                                                               ==========

NOTE 8 -  COMMITMENTS AND CONTINGENCIES.

Leases:

         The Company is a lessee under 3 operating real property leases for office and warehouse space. Rent expense charged to operations for the six months ended March 31, 2003 and 2003 was $25,656 and $33,296, respectively. Future minimum annual rent commitments as of the Company's fiscal year end are as follows:

         Years Ended September 30, 2003        $67,755