Form 10QSB/A
period 2003-03-31
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2003-06-02
CIK 1033114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB/A

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

          80 Wall Street
             Suite 915
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

                    GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)

                                                Six                          Three
                                            Months Ended                  Months Ended
                                              March 31                      March 31
                                     --------------------------    --------------------------
                                        2003           2002           2003           2002
                                     -----------    -----------    -----------    -----------

Net sales                            $ 3,506,681    $ 5,930,772    $   956,180    $ 2,871,734
Cost of goods sold                     3,358,090      5,657,718        897,197    $ 2,756,772
                                     -----------    -----------    -----------    -----------
Gross profit                             148,591        273,054         58,983        114,962
                                     -----------    -----------    -----------    -----------
Operating expenses:
   Selling                                57,528         47,612         23,320         25,034
   General and administrative             65,967         26,854         30,031         35,337
   Depreciation and amortization           2,600          4,197            205          6,697
   Allowance for doubtful accounts             0         32,500             --         17,500
                                     -----------    -----------    -----------    -----------
                                         126,095        153,197         53,556         84,568
                                     -----------    -----------    -----------    -----------
Income (loss) from operations             22,496        119,857          5,427         30,394
                                     -----------    -----------    -----------    -----------
Other income (expense):
   Interest income                            --             --             --             --
   Interest expense                       (3,017)       (14,958)        (2,209)        (2,282)
                                     -----------    -----------    -----------    -----------
Total other income (expense)              (3,017)       (14,958)        (2,209)        (2,282)
                                     -----------    -----------    -----------    -----------
Income (loss) before
   income taxes                           19,479        104,899          3,218         28,112
Provision for income taxes                 2,080            831          1,663            831
                                     -----------    -----------    -----------    -----------
Income (loss)                        $    17,399    $   104,068    $     1,555    $    27,281
                                     ===========    ===========    -----------    -----------
Net income (loss)
   per common share                  $      .004    $      .032           .001           .008
                                     ===========    ===========    -----------    -----------
Weighted average number
   of shares outstanding               4,245,872      3,277,872      4,245,872      3,277,872
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