Form 10QSB
period 2003-06-30
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2003-08-13
CIK 1033114

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                  FORM 10-Q/SB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         8,730,872 shares, $.001 par value, as of July 23, 2003
 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                  JUNE 30, 2003
                                   (Unaudited)

                                    I N D E X

                                                                        Page No.
                                                                       --------

Part I - Financial Information:

      Item 1.  Consolidated Financial Statements (Unaudited):

               Balance Sheets
               As at June 30, 2003 and September 30, 2002 ............    3

               Statements of Operations
               For the Nine Months Ended June 30, 2003 and 2002 ......    4

               Statements of Changes in Stockholders' Equity
               For the Nine Months Ended June 30, 2003
               and Year Ended September 30, 2002......................    5

               Statements of Cash Flows
               For the Nine Months Ended June 30, 2003 and 2002.......    6

               Notes to Consolidated Financial Statements ............   7-17

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                               June 30,     September 30,
                                                                  2003          2002
                                                              (Unaudited)
                                                              -----------   ------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                  $   300,201    $   277,314
   Accounts receivable                                          5,886,194      1,699,423
   Inventories                                                     39,620        125,620
   Other assets                                                    26,850            600
                                                              -----------    -----------
            Total current assets                                6,252,865      2,102,957
                                                              -----------    -----------
Property assets - at cost, net of accumulated depreciation        321,419          2,034
                                                              -----------    -----------
Other assets:
   Goodwill net of accumulated amortization                        67,517         67,517
   Security deposits                                                9,440          9,440
   Investment in multi-lingual internet software                  105,414        105,414
                                                              -----------    -----------
            Total other assets                                    182,371        182,371
                                                              -----------    -----------
                                                              $ 6,756,655    $ 2,287,362
                                                              ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank lines of credit payable                               $ 1,292,384    $ 1,282,771
   Notes payable - related parties                                826,802        760,202
   Accounts payable                                               467,546        575,009
   Accrued expenses and other current liabilities -
    related parties                                                78,725        103,825
   Accrued expenses and other current liabilities                  49,552         60,532
                                                              -----------    -----------
            Total current liabilities                           2,715,009      2,782,339
                                                              -----------    -----------

Commitments and contingencies                                          --             --

Stockholders' equity:
   Common stock, $.001 par value, authorized -
     50,000,000 shares, issued and outstanding -
     8,730,872 and 4,245,872, respectively                          8,731          4,246
   Additional paid-in capital                                   9,775,240      5,422,675
   Deficit                                                     (5,742,325)    (5,921,898)
                                                              -----------    -----------
                                                                4,041,646       (494,977)
                                                              -----------    -----------

                                                              $ 6,756,655    $ 2,287,362
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Nine Months Ended            Three Months Ended
                                              June 30                     June 30
                                     --------------------------   -------------------------
                                         2003           2002         2003          2002
                                     -----------    -----------   -----------   -----------
Net sales                            $ 8,772,620    $ 9,777,104   $ 5,265,939   $ 3,846,332
Cost of goods sold                     8,371,593      9,375,910     5,013,503   $ 3,718,192
                                     -----------    -----------   -----------   -----------
Gross profit                             401,027        401,194       252,436       128,140
                                     -----------    -----------   -----------   -----------
Operating expenses:
   Selling                                83,330         75,995        25,802        28,383
   General and administrative            122,310        112,536        56,343        50,345
   Depreciation and amortization           2,805         27,591           205        16,697
   Allowance for doubtful accounts         6,000         32,500         6,000            --
                                     -----------    -----------   -----------   -----------
                                         214,445        248,622        88,350        95,425
                                     -----------    -----------   -----------   -----------
Income (loss) from operations            186,582        152,572       164,086        32,715
                                     -----------    -----------   -----------   -----------
Other income (expense):
   Interest income                            --             --            --            --
   Interest expense                      ( 4,048)       (16,374)       (1,031)       (1,416)
                                     -----------    -----------   -----------   -----------
Total other income (expense)             ( 4,048)       (16,374)       (1,031)       (1,416)
                                     -----------    -----------   -----------   -----------
Income (loss) before income taxes        182,534        136,198       163,055        31,299
Provision for income taxes                 2,961            970           882           139
                                     -----------    -----------   -----------   -----------
Income (loss)                        $   179,573    $   135,228   $   162,173   $    31,160
                                     ===========    ===========   ===========   ===========
Net income (loss) per common share   $      .033    $      .038          .020          .008
                                     ===========    ===========   ===========   ===========
Weighted average number of shares
 outstanding                           5,468,650      3,586,198     7,947,539     4,213,605
                                     ===========    ===========   ===========   ===========

            See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
    FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND YEAR ENDED SEPTEMBER 30, 2002

                                                           Common Shares        Additional
                                                      -----------------------    Paid-in-    Accumulated
                                                        Shares       Amount       Capital      Deficit
                                                      ----------   ----------   ----------   -----------
Balance at September 30,2001                           3,277,872        3,278    5,365,563    (6,053,223)

Common shares issued for purchase of e-GlobusNet         968,000          968       57,112            --

Net income for year ended September 30, 2002                  --           --           --       131,325
                                                      ----------   ----------   ----------   -----------
Balance at September 30, 2002                          4,245,872        4,246    5,422,675    (5,921,898)
                                                      ==========   ==========   ==========   ===========
Common shares issued for $2/Share to Atlantic
 Investment                                            2,000,000        2,000    3,998,000            --

Common shares issued for services to three employees     285,000          285       36,765            --

Common shares issued for purchase of 80% of building   2,200,000        2,200      317,800            --

Net income for nine months ended June 30, 2003                --           --           --       179,573
                                                      ----------   ----------   ----------   -----------
Balance at June 30, 2003                               8,730,872        8,731    9,775,240    (5,742,325)
                                                      ==========   ==========   ==========   ===========


              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               For the Nine Months Ended
                                                                        June 30,
                                                               -------------------------
                                                                   2003          2002
                                                               -----------   -----------
Cash flows from operating activities:
   Net income (loss)                                           $   179,573   $   135,228
                                                               -----------   -----------
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
       Depreciation and amortization                                 2,805        27,591
       Charge to bad debt allowance                                  6,000        32,500
       Charge to inventory reserve                                  46,000        14,000
       Increase (decrease) in cash flows as a result of
        changes in asset and liability account balances:
           Accounts receivable                                  (4,186,771)     (481,027)
           Inventories                                              70,100         2,499
           Other assets                                            (26,250)       38,100
           Accounts payable                                       (107,463)      262,536
           Accrued expenses and other current liabilities:
              Related parties                                      (25,100)       (7,227)
              Other                                                (12,220)            0
                                                               -----------   -----------
   Total adjustments                                            (4,232,899)     (111,028)
                                                               -----------   -----------
Net cash provided by (used in) operating activities             (4,053,326)       24,200
                                                               -----------   -----------
Cash flows from investing activities:
   Acquisition of property assets                                        0             0
   Security deposit                                                      0             0
                                                               -----------   -----------
Net cash provided by investing activities                                0             0
                                                               -----------   -----------
Cash flows from financing activities:
   Sale of 2,000,000 shares                                      4,000,000             0
   Proceeds from (payments of) lines of credit                       9,613       (17,077)
   Proceeds from note payable-related parties                       66,600       116,193
                                                               -----------   -----------
Net cash provided by (used in) financing activities              4,076,213        99,116
                                                               -----------   -----------
Net increase (decrease) in cash and cash equivalents                22,887       123,316
Cash and cash equivalents at beginning of year                     277,314        46,087
                                                               -----------   -----------
Cash and cash equivalents at end of period                     $   300,201   $   169,403
                                                               ===========   ===========
Supplemental Disclosures of Cash Flow Information:
   Interest paid                                               $     4,048   $    16,374
                                                               ===========   ===========
   Taxes paid                                                  $     2,961   $       970
                                                               ===========   ===========

          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003

NOTE 1 - BASIS OF PRESENTATION.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003. The results of operations for the nine months ended June 30, 2003 and 2002 and cash flows for the nine months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

         The Company had two wholly-owned subsidiaries at June 30, 2003,Globus Food Systems Corp., and Shuttle International. Globus Food Systems exports meat, meat by-products, cheese, fish, chicken, and other high-end food products from manufacturers in Western Europe to Russia and the Ukraine. Additionally it now has expanded to incorporate several other items into its product line, such as construction supplies, stationary and office supplies. It will continue to look for new product markets based on its contacts abroad. It represents over 96% of the current total revenues of the Company. Shuttle International exports auto parts from U.S. manufacturers to Russia and the Ukraine. Shuttle accounts for about 4% of the total revenues of the Company.

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

     (b) Principles of Consolidation:

         The accompanying consolidated financial statements as at June 30, 2003 and September 30, 2002 and for the nine months ended June 30, 2003 and 2002 include the accounts of Globus International Resources Corp. and its subsidiaries, Shuttle International, Ltd. and Globus Foods International, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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

     (f) Concentrations of Credit Risk:

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company's requiring the prepayment from certain customers of up to 50% of each sale prior to shipment. Additionally, the accompanying financial statements reflect an allowance for doubtful accounts of $2,909,270 and $2,903,270 at June 30, 2003 and September 30, 2002, respectively.

     (g) Inventories:

         Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market. The accompanying financial statements reflect an allowance for the disposal of inventory of $1,692,818 at September 30, 2002. Since the portion of inventory that was reserved for has been sold as of June 30, 2003, no allowance exists at that date.

     (h) Property and Equipment:

         The cost of property and equipment is depreciated over the estimated useful lives of the related assets of 5 to 7 years. The cost of buildings is amortized over 39 years. Depreciation is computed on the straight-line method for financial reporting purposes. Repairs and maintenance expenditures which do not extend original asset lives are charged to income as incurred.

     (i) Goodwill:

         Goodwill arising from the acquisition of a subsidiary's minority interest in 1996 was being amortized over a fifteen-year period. Amortization charged to operation was $2,190 for the nine months ended June 30, 2003. New accounting rules now require the appraisal of goodwill in lieu of amortization. At June 30, 2003 the amount of goodwill recorded appears reasonable and will continually be analyzed.

     (j) Per Share Data:

         Net income (loss) per share was computed by the weighted average number of shares outstanding during each period. In the nine months ending June 30, 2003 this reflects three separate issuances of shares from April through June, 2003.

NOTE 3 - PROPERTY ASSETS.

         Property assets consist of:
                                                      June 30,    September 30,
                                                        2003           2002
                                                    -----------   -------------
         Data processing and office equipment       $    63,331   $      63,331
         Furniture and fixtures                          21,283          21,283
         Automobiles and trucks                          43,687          43,687
         Building                                       320,000               0
                                                    -----------   -------------
                                                        448,301         128,301
         Less:  Accumulated depreciation                126,882         126,267
                                                    -----------   -------------
                                                    $   321,419   $       2,034
                                                    ===========   =============

         Depreciation expense charged to operations for the six months ended June 30, 2003 and 2002 amounted to $615 and $6,021 respectively.

         In April, 2003 the Company purchased 80% of a building which holds the offices Of Shuttle International Ltd. It was owned by three shareholders of Globus and Was appraised at $400,000 at that time. The three shareholders received 2,200,000 shares in exchange for 80% of the building, which is included in fixed assets at a cost of $320,000.

         Security Deposits:

         Security deposits are comprised of rent deposits relating to various leaseholds which the Company occupies of which $3,000 is for warehouse space leased from a related party.(see note 4)

NOTE 4 - RELATED PARTY TRANSACTIONS.

     (a) Notes Payable:

         A stockholder and the Company entered into a loan agreement in April 1996 whereby the stockholder acquired the Company's 7% interest bearing note $125,000 at par. The note was originally payable in full plus accrued interest on June 30, 1997. On April 30, 1997, the note was amended and the due date was extended to April 30, 1998. Accrued interest payable on these loans aggregated $38,400 and $45,500 at June 30, 2003 and September 30, 2002, respectively,and is included in accrued expenses-related party. No interest was charged in the nine months ended June 30, 2003 as the stockholder has waived the right to accrue more interest at this time. In May,1997, the stockholder agreed to subordinate his loan to a bank which the Company owes $1,220,617. The stockholder has extended the due date indefinitely and has verbally agreed not to demand payment of the debt as long as any portion of the line of credit is outstanding.

         On August 26, 1996, the parents of the Company's President purchased Shuttle's 15% interest bearing $20,000 note at par. The note, as amended, is repayable in full with no definite repayment date. No interest was charged for the nine months ended June 30, 2003 and 2002. Accrued interest payable to these individuals of $7,750 is included in accrued expenses-related party at June 30, 2003 and September 30, 2002, respectively. These creditors have agreed to subordinate this indebtedness to a bank which the Company owes $1,220,617 and also have verbally agreed not to demand payment of the debt as long as any portion of the debt is outstanding.

         One shareholder has advanced at various times a total of $825,000. As of June 30, 2003,$150,000 was paid back to the shareholder. This amounts has no definite repayment terms and the shareholder have agreed not to require the accrual of interest.

     (b) Rent Payable:

         Globus and Shuttle leased warehouse space from an entity controlled by three of the Company's officer/directors. Rent charged to operations in the nine months ended June 30, 2003 and 2002 was $6,300. $32,575 and $35,651 in total was unpaid and included in accrued expenses - related parties at June 30, 2003 and September 30, 2002, respectively. The leases which expire in 2003 require aggregate monthly rentals of $700.

NOTE 5 - FINANCING ARRANGEMENT.

     (i) SHORT-TERM DEBT:

         At June 30, 2003, the Company had various credit facilities available:

         A bank note exists for direct borrowings and acceptances in the amount of $1,220,617 on direct borrowings, currently at 12% interest per annum. The line was originally $3,000,000, however due to the inability of the Company to pay any portion of the balance in the last two years, the line has been limited to what is outstanding currently. The line is collateralized by a first lien on all corporate assets not previously pledged or collateralized. The Company is presently in discussions to sell a building which is 80% owned by the Company (see note 6) of which certain of the proceeds will be paid to the bank. At that point, the Company intends to continue discussions with the bank as to possible restructuring of the present debt arrangement. Due to the possible restructure, no interest expense was accrued since October, 2001.

         The Company has lines of credit with two other banks totalling $100,000 in the aggregate.This $100,000 is guaranteed by an officer of the Company. Interest during the six months ended June 30, 2003 and 2002 was charged at various rates of 5.00% to 15%.

                                                         June 30,  September 30,
                                                           2003          2002
                                                       ------------  -----------
         Bank borrowing outstanding at June 30, 2003 and September 30, 2002 amounted to:

         Acceptances payable under the $1,220,617
          bank note                                    $ 1,220,617   $ 1,220,617

         Other bank loans payable (2) under $100,000
          credit-line                                       71,767        62,154
                                                       -----------   -----------
                                                       $ 1,292,384   $ 1,282,771
                                                       ===========   ===========

    (ii) RELATED PARTIES:

         On April 7, 1996, the Company borrowed $125,000 from an officer/stockholder. The repayment date is indefinite as of June 30, 2003. Interest had been accrued until September 30, 2000 at 7%. Per approval of the shareholder, no interest has been accrued since. On August 26, 1996 the Company borrowed $20,000 from a parent of its President as evidenced by a 15% note. The note has no definite repayment date. Per the noteholder's approval, no interest was accrued in fiscal 2003 and 2002. Both of these notes are subordinated to a bank (see above) in connection with the granting of a note to the Company by the bank. As long as any balance is outstanding under this note, the note holders have verbally agreed not to demand payment of the notes and to subordinate such notes to this bank.

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

     (b) COMMON STOCK ISSUED TO CURRENT EMPLOYEES:

         In April, 2003 285,000 shares were issued to three long time employees Of the Company in lieu of cash for past, present and future services. The share price at the time of issuance was 13 cents per share. $17,050 Was recorded as an expense during April, 2003. The remaining $20,000 Is recorded as a prepaid expense to be amortized over the next four Quarters.

     (c) SALE OF SHARES:

         One company based in Denmark purchased 2,000,000 shares for $4,000,000 During the three months ending June 30, 2003. The cash generated enabled the Globus to purchase substantial amounts of products to fulfill requested orders from customers during the period. This resulted in a significant increase in both sales and profits during the quarter compared to the first six months of the fiscal year.

     (d) PURCHASE OF BUILDING FOR STOCK:

         As mentioned in Note 3, the Company purchased 80% ownership of a building owned by three shareholders of the Company. The building is appraised at a value of $400,000, resulting in 80%, or $320,000 being recorded as a fixed asset in April, 2003. In exchange the shareholders received 2,200,000 more shares of common stock. The three shareholders Now own over 3,600,000 shares of the Company in aggregate.

NOTE 7 - MAJOR RELATIONSHIPS AND SEGMENT INFORMATION.

         The Company is comprised of two business segments. The distribution of food products, construction supplies and stationary(food products)and the distribution of auto paint and parts. Set forth below are sales, operating income, capital expenditures, depreciation and identifiable assets of the segments.

                                                       For the Nine Months Ended
                                                             June 30, 2003
                                                       -------------------------
         Net sales (000's):
            Food products                                   $      8,381
            Other                                                    392
                                                            ------------
                                                            $      8,773
                                                            ============
         Operating income (loss) (000's):
            Food products                                   $        174
            Other                                                     13
                                                            ------------
                                                            $        187
                                                            ============
         Depreciation and amortization (000's):
            Food products                                   $          3
            Other                                                      0
                                                            ------------
                                                            $          3
                                                            ============
         Identifiable assets (000's):
            Food products                                   $      6,546
            Other                                                    211
                                                            ------------
                                                            $      6,757
                                                            ============

NOTE 8 - COMMITMENTS AND CONTINGENCIES.

         Leases:

         The Company is a lessee under 3 operating real property leases for office and warehouse space. Rent expense charged to operations for the nine months ended June 30, 2003 and 2003 was $25,656 and $33,296, respectively. Future minimum annual rent commitments as of the Company's fiscal year end are as follows:

         Years Ended September 30, 2003              $16,797

                                  Exhibit Index

   Exhibit
    Number                         Description

      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32 Certification of Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002