Form 10KSB
period 2003-09-30
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2004-02-13
CIK 1033114

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2003

                         Commission File Number 0-24709

                      GLOBUS INTERNATIONAL RESOURCES CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             Nevada                                          #86-0203697
   -------------------------------                        -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)


80 Wall Street, #915, New York, NY                             10005
----------------------------------------                     ----------
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

Yes [X]   No [ ]

                                                                         1 of 10

         Check if disclosure of delinquent filer in response in Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         Issuer's revenues for its fiscal year ended September 30, 2003 were $9,824,033.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $410,789 as of December 10, 2003.

         The number of shares outstanding of the issuer's common stock as of December 13, 2003 was 8,730,872 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents or the indicated portions thereof are incorporated herein by reference into the indicated portions of this Annual Report on Form 10-KSB:
---------------------.

         Transitional Small Business Disclosure Format (check one):

         Yes [X]    No [ ]

                                     PART I

ITEM 1.  Description of business:

     Globus International Resources Corp.("GBIR") was originally incorporated in Nevada on October 24, 1984 under the name Ross Custom Electronics("Ross"). On May 6, 1995 Globus Food Systems International Corp., a privately held Delaware Corporation, was merged into Ross. On October 18, 1996, Globus Food Systems International Corp. changed its name to GBIR.

     GBIR primarily exports food products, construction supplies, stationary supplies and various other tangible goods from manufacturers in western Europe to customers In Russia and the Ukraine. GBIR has two subsidiaries, Shuttle International("SIL") and Globus Cold Storage Corp.("GCS") SIL, incorporated in New York on September 3, 1991, is a wholly owned subsidiary of GBIR and primarily exports auto parts and clothing from manufacturers in the United States to customers in Russia and the Ukraine. GCS, established in the Russian Federation on May 6, 2003, is a 51% owned subsidiary of GBIR and intends to construct and operate a public cold storage facility for frozen and chilled foods located in Moscow, Russia. The total estimated project cost of this facility is approximately $8,879,000. GCS intends to finance the cost of the project by a combination of capital contributions from GBIR(estimated at approximately $4,000,000) and a loan from the Overseas Private Investment Corporation("OPIC"), an agency of the United States government(estimated at approximately $4,879,000). The total equity in GCS will be $4,000,000. GBIR's 51% interest will be $2,040,000. The 49% interest owned by other investors will be $1,960,000. Since GBIR is obligated to provide $4,000,000 in capital contributions to GCS and only receives a 51% interest, GBIR has reflected a $1,960,000 reserve for minority interest in GCS. On December 5 ,2003 GBIR(the sponsor) filed an application for financing of the GCS cold storage facility with OPIC which is currently pending. The Company is optimistic that this loan will be approved in early 2004 which will result in the commencement of construction estimated to be completed within one year.


         The Company has also embarked on a major expansion of its international trade activity by operating a multi-lingual, Internet-based portal that allows international buyers and sellers of commercial and industrial products to engage in electronic commerce seamlessly, efficiently, and in their own native languages. The Company contracted e-GlobusNet Corp., the developer of the software, to provide electronic commerce among businesses in various countries. This software is being used currently by the Company to sell its own products but as of yet the Company is not deriving revenue from other users of the site. e-GlobusNet Corp. had been asked to expand the features of the software. In April 2002, the Company exchanged 968,000 shares for the ownership of e-GlobusNet Corp., which resulted in the ownership of the software.

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

                                                                         3 of 10

ITEM 2.  Description of Property:

         The Company, pursuant to an agreement expiring March, 2006,leases approximately 1,750 square feet of space for an administrative, clerical and executive office for GBIR's export business at 80 Wall Street, #915, New York, NY 10005. The term of the lease commenced in 2003. Annual rent payments are $37,920.

         SIL, pursuant to a lease agreement with 1616 Mermaid Associates, leases approximately 1,000 square feet of space for its export business at 1616
Mermaid Avenue, Brooklyn, NY 11224. As of April, 2003 the owners of 1616 Mermaid Associates, also the directors of GBIR, sold 80% of the land and building to GBIR. However, 1616 Mermaid Associates is still liable for the mortgage. The lease commenced on April 1, 2003 and expires September 30, 2005. The annual rent is $20,784.

         1616 Mermaid Associates is owned by Messrs. Serge Pisman, Herman Roth and Yury Greene, the three directors of GBIR.

ITEM 3.  Legal Proceedings:

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders:

         No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters:

         The Company's Common Stock trades under the symbol "GBIR" on the OTC Bulletin Board. The market for the Company's Common Stock is limited, sporadic and highly volatile. The following table sets forth the high and low bid prices per share of the Company's Common Stock during fiscal 2003, as reported by the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, market-downs or commissions, and may not necessarily represent actual transactions.

                                                                         4 of 10

                                                           High          Low
                                                         --------      --------
Fiscal 2003:

         First Quarter                                     .60            .10

         Second Quarter                                    .28            .13

         Third Quarter                                     .17            .13

         Fourth Quarter                                    .24            .13


         The number of shareholders of record as of September 30, 2003 was 124.

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

Comparison of the Year Ended September 30, 2003 and 2002

         Revenues decreased $1,966,413 (16.7%) in the year ended September 30, 2003 from $11,790,447 for the year ended September 30, 2002. The decrease is attributable to a lack of funds available to buy substantial product in the first two quarters. Sales in the last two quarters were consistent with 2002 as cash from a $4,000,000 stock sale enabled the purchasing of product. The cost of sales in 2003 of $9,342,573 was $1,972,461(17%) lower than the 2002 cost of sales of $11,315,034. The reason for the decrease was the smaller revenues in 2003. The actual margins on sales of food products and auto parts were a bit higher than the prior year due to a smaller margin on certain construction supplies.

         Selling expenses decreased $27,262 (18.8%) during 2003 to 1.2% of sales as compared to 1.2% of sales in 2002. The decrease is due to the large decrease in sales.

                                                                         5 of 10

         General and administrative costs increased $67,617(55.4%) to 1.9% of net sales in 2003 from $121,970(1% of net sales) in 2002. This increase arises from the payment of compensation through issuance of shares, increases in salaries as funds became available, and legal and consulting costs related to three separate stock issuances. Depreciation and amortization decreased $24,412(89.5%) to $2,872(.005%) from $27,284 in 2002. This decrease is the result of elimination of amortization of goodwill and the fact that most fixed assets are fully depreciated.

Provision for doubtful accounts increased $1,096,516 from $32,500 in 2002 to $1,129,016 in 2003. The increase was due primarily to the noncollection of an account receivable from one Russian customer with a balance of $1,072,678 at September 30, 2003.

         Interest expense decreased $12,033 to $5,181 in 2003, due to the pending restructure of the large credit line; no interest payments were made or accrued in 2003 on this line of credit.


FINANCIAL CONDITION

September 30, 2003 compared to September 30, 2002

         Cash and cash equivalents at September 30, 2003 of $553,161 is $275,847 more than the cash and cash equivalents of $277,314 at September 30, 2002. This increase in cash is due primarily to the $4,000,000 net proceeds received from the sale of shares in the third quarter of 2003 and the $319,800 net proceeds received as loans from related parties, offset by $4,046,199 cash used in operating activities.

         Accounts receivable increased $3,058,721 to $4,758,144 at September 30, 2003. The large change is due to several large sales in the the last six months of 2003 which were made possible by the $4,000,000 stock sale in the third quarter.

         The Company in 2003 acquired an 80% ownership in real estate owned from a company owned by the three directors of GBIR. The value of 80% of this property is $320,000 and was paid for through the issuance of 2,200,000 shares of stock to the owners.

         Accounts payable decreased $104,222 to $470,787 at September 30, 2003 from $575,009 at September 30, 2002. The change was due to the improved cash flow in fiscal 2003 enabling the Company to pay vendors quicker.

         Accrued expenses and other current liabilities decreased $2,180 to $58,352 at September 30, 2003, primarily remaining constant as new bills were mainly paid as incurred.

         Notes payable to banks and related parties of $2,365,019 at September 30, 2003 was $322,046 more than the September 30, 2002 amount of $2,042,973.
This is the result of additional loans by one officer, director and shareholder in 2003.

         Stockholders' equity increased $1,433,996 to $939,019 at September 30, 2003 from ($494,977) at September 30, 2002. The increase is due to $2,397,050 from sales and issuances of stock, offset by the $963,054 net loss for the year ended September 30, 2003.

                                                                         6 of 10

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's working capital at September 30, 2003 was $2,397,486. At September 30, 2002 there was a working capital deficiency of $(679,382). The Company's primary sources of working capital have been net proceeds from(i)the sale of 2,000,000 shares in 2003,(ii)and advances from related parties.

         Currently the Company's primary cash requirements include (i) the funding of its inventory purchases for and receivables from sales of products and (ii) ongoing selling, administrative and other operating expenses. Management believes that the Company's cash liquidity position will also be enhanced by the commencement of the new internet based portal business which will enable the company to obtain a new line of customers and that its present two unsecured bank lines aggregating $100,000, and its existing cash position should be in the aggregate, sufficient to fund the Company's operation for the next twelve months. The above assumes the Company's operations are consistent with management's expectations which are expected to be an improvement from fiscal 2003. If the cold storage project noted on page 2 comes to fruition the Company believes that they will have ample funds in future years to both maintain a strong cash position as well as continue to expand the business as desired. If the project does not take place, there can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing elected by the Company will depend upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. Moreover any statement regarding the Company's ability to fund its operations from expected cash flows is speculative in nature and inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.

ITEM 7.  Financial Statements:

         The financial statements of the Company are included in this report commencing on Page F-1.

                                    PART III

ITEM 8. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

         The following table sets forth the name, age and position of each person who was serving as an executive officer or director of the Company at December 15, 2003:

             Name               Age                   Office
         -----------           -----           -------------------

         Yury Greene             64            President,Director(Chairman)
         Herman Roth             55            Secretary,Director(Vice Chairman)
         Serge Pisman            40            Director

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

         Based solely on its review of the copies of such reports received by the Company, and written representations that no Form 5 were required, the Company believes that, during the fiscal year ended September 30, 2003 and prior fiscal years, all filing requirements applicable to its officers and directors, and all of the persons known to the Company to own more than ten percent of its Common Stock, were complied with by such persons, except that Messrs, Pisman, Roth and Greene filed their initial statements of beneficial ownership late.

ITEM 10. EXECUTIVE COMPENSATION:

         In 2003 $15,000 in compensation was paid to the company's chief executive officer and president. No compensation was paid to these same individuals in 2002. *

* The lack of salary paid is due to the present financial situation of the Company, and the desire of the officers to ensure that all current operating needs are met, in addition to funding the new internet products.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management:

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 8,730,872 shares of issued and outstanding Common Stock of the Company as of December 15, 2003 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                                         8 of 10


                       Name and Address of       Amount and Nature of      Percent of
 Title of Class          Beneficial Owner        Beneficial Ownership         Class
----------------     ----------------------    ------------------------    -----------
Common Stock         Serge Pisman
                     80 Wall Street
                     New York, NY  10005               1,157,222               13.3%

Common Stock         Herman Roth
                     80 Wall Street
                     New York, NY  10005               1,319,722               15.1%

Common Stock         Yury Greene
                     80 Wall Street
                     New York, NY  10005               1,319,722               15.1%

All directors and officers as a group (3 in number)    3,796,666               43.5%

Comm Stock           FTP, Inc.                           216,752                4.9%
                     Robert W. Martyn                    216,752                4.9%
                     48 Par-La-Ville Road
                     Hamilton, Bermuda

                     Atlantic Investment Aps.
                     c/o Baltic Center DK Aps.
                     Havnegade 53B1
                     1058 Kobenhavn K,Denmark          2,000,000               22.9%



ITEM 12. Certain Relationship and Related Transactions:

         Herman Roth loaned $125,000 to the Company in April 1996 in exchange for the Company's 7% promissory note in the principal amount of $125,000. This note payable on March 31, 1997 was extended indefinitely. Additional non-interest bearing loans were made by Mr. Roth at various times starting in 2001 with a balance at September 30, 2003 of $685,002.

         Ida and Victor Pisman, Serge Pisman's parents, loaned $20,000 to the Company in August 1996 in exchange for the Company's 15% promissory note in the principal amount of $20,000. This note was payable on August 22, 1997 but was extended indefinitely.

         Serge Pisman, Herman Roth and Yury Greene own 1616 Mermaid Associates which leases office space to GBIR and to SIL. The property at 1616 Mermaid Avenue is owned 20% by Messrs. Pisman, Roth and Greene and 80% by GBIR. See "Property".

         Yury Greene has personally guaranteed payment of sums due under the Company's $75,000 line-of-credit with Chase Manhattan Bank, N.A.

                                                                         9 of 10

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBUS INTERNATIONAL RESOURCES CORP.

By: /s/ YURY GREENE
    ------------------------------
Title: President
       ------------------------------
Date:  February 13, 2004
       ------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ YURY GREENE
    ------------------------------
Title: President
       ------------------------------
Date:  February 13, 2004
       ------------------------------


By: /s/ HERMAN ROTH
    ------------------------------
Title: Secretary
       ------------------------------
Date:  February 13, 2004
       ------------------------------

                                                                        10 of 10

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  SEPTEMBER 30,

                                     ASSETS

                                                                    2003
                                                                 -----------
Current assets:
  Cash and cash equivalents                                      $   553,161
  Accounts receivable, net                                         4,758,144
  Inventories                                                         39,314
  Other assets                                                        19,750
                                                                 -----------

     Total current assets                                          5,370,369
                                                                 -----------
Property and equipment, at cost -
 net of accumulated depreciation                                     319,162
                                                                 -----------

Other assets:
  Goodwill, net of accumulated amortization                           67,517
  Security rent deposits                                               9,440
  Investment in multi-lingual internet software                      105,414
                                                                 -----------

     Total other assets                                              182,371
                                                                 -----------

Total assets                                                     $ 5,871,902
                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank lines of credit payable                                   $ 1,285,017
  Notes payable, related parties                                   1,080,002
  Accounts payable                                                   470,787
  Accrued expenses and other current liabilities -
   related parties                                                    78,725
  Accrued expenses and other current liabilities                      58,352
                                                                 -----------
     Total current liabilities                                     2,972,883
                                                                 -----------

Reserve for minority interest in Globus Cold Storage
   limited liability company(GCS)                                  1,960,000
Stockholders' equity:
  Common stock, $.001 par value, authorized -
   50,000,000 shares, issued and outstanding -
   8,730,872 at September 30, 2003                                     8,731
  Additional paid-in-capital                                       7,815,240
  Deficit                                                         (6,884,952)
                                                                 -----------
    Total stockholders' equity                                       939,019
                                                                 -----------
Total liabilities and stockholders' equity                       $ 5,871,902
                                                                 ===========

                       See notes to financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                                    2003            2002
                                                                ------------    ------------
Net sales                                                       $  9,824,033    $ 11,790,447

Cost of goods sold                                                 9,342,573      11,315,034
                                                                ------------    ------------

Gross profit                                                         481,460         475,413
                                                                ------------    ------------
Operating expenses:
  Selling                                                            117,858         145,120
  General and administrative expenses                                189,587         121,970
  Deprecation and amortization                                         2,872          27,284
  Provision for doubtful accounts                                  1,129,016          32,500
                                                                ------------    ------------

     Total operating expenses                                      1,439,333         326,874
                                                                ------------    ------------

Income(loss) from operations                                       (957,873)         148,539
                                                                ------------    ------------

Interest expense                                                     (5,181)         (17,214)
                                                                ------------    ------------

Income(loss) before income taxes                                   (963,054)         131,325

Income taxes                                                             --               --
                                                                ------------    ------------

Net income(loss)                                                $  (963,054)    $    131,325
                                                                ============    ============

Net income(loss) per common share                               $      (.153)   $       .035
                                                                ============    ============
Weighted average number of shares outstanding                      6,284,205       3,757,894
                                                                ============    ============

                       See notes to financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                  Common Stock          Additional
                                            -------------------------     Paid-in-    Accumulated
                                              Shares        Amount        Capital       Deficit
                                            -----------   -----------   -----------   -----------

Balance at September 30, 2001                 3,277,872         3,278     5,365,563    (6,053,223)

Common stock issued for purchase
of e-GlobusNet Corp.                            968,000           968        57,112            --

Net income for the year ended
September 30, 2002                                   --            --            --       131,325
                                            -----------   -----------   -----------   -----------

Balance at September 30, 2002                 4,245,872   $     4,246   $ 5,422,675   $(5,921,898)

Sale of 2,000,000 shares to
Atlantic Investment(APS) for $2 per
share, net of $1,960,000 reserve for
49% minority interest in GCS                  2,000,000         2,000     2,038,000            --

Purchase of 80% of land and building from
three directors for 2,200,000 shares          2,200,000         2,200       317,800            --

Issuance of stock for services                  285,000           285        36,765            --

Net(loss) for the year ended
September 30, 2003                                   --            --            --      (963,054)
                                            -----------   -----------   -----------   -----------

Balance at September 30, 2003                 8,730,872   $     8,731   $ 7,815,240   $(6,884,952)
                                            ===========   ===========   ===========   ===========

                       See notes to financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                                  2003           2002
                                                               -----------    -----------
Cash flows from operating activities:
  Net income(loss)                                             $  (963,054)   $   131,325
                                                               -----------    -----------
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                                   2,872         27,284
     Compensation paid in stock                                     22,050             --
     Provision for doubtful accounts                             1,129,016         32,500
     Provision of Inventory Allowance                               34,306             --
     Increase (decrease) in cash flows as a result of change
      in asset and liability account balances:
         Accounts receivable                                    (4,187,737)        45,982
         Inventories                                                52,000         11,404
         Other current assets                                       (4,150)           600
         Accounts payable                                         (104,222)       (96,430)
         Accrued expenses and other current liabilities:
            Related parties                                        (25,100)            --
            Other                                                   (2,180)       (12,727)
                                                               -----------    -----------

               Total adjustments                                (3,083,145)         8,613
                                                               -----------    -----------

     Net cash provided by (used in) operating activities        (4,046,199)       139,938
                                                               -----------    -----------
Cash flows from investing activities:
  Acquisition of property assets                                        --             --
                                                               -----------    -----------

     Net cash provided by (used in) investing activities                --             --
                                                               -----------    -----------
Cash flows from financing activities:
  Net proceeds (repayment of) bank lines of credit payable           2,246        (24,904)
  Net proceeds from note payable, related parties                  319,800        116,193
  Issuance of 2,000,000 shares common stock for cash             4,000,000             --
                                                               -----------    -----------

     Net cash provided by financing activities                   4,322,046         91,289
                                                               -----------    -----------

Net increase in cash and cash equivalents                          275,847        231,227

Cash and cash equivalents at beginning of year                     277,314         46,087
                                                               -----------    -----------

Cash and cash equivalents at end of year                       $   553,161    $   277,314
                                                               ===========    ===========

                       See notes to financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOWS
                                   (continued)

                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                           2003         2002
                                                        ----------   ----------
Supplemental disclosures of cash flows information:
  Interest paid                                         $    5,181   $   17,477
  Taxes paid                                                    --           --

Schedule of non-cash operating activities:

  Issuance of stock for services                        $   37,050           --

Schedule of non-cash investing activities:

  Issuance of stock for 80% of land and building        $  320,000           --

  Issuance of stock for investment in multi-lingual
   Internet software                                            --   $   58,080

                       See notes to financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

1.   Description of business:

     Globus International Resources Corp.("GBIR") was originally incorporated in Nevada on October 24, 1984 under the name Ross Custom Electronics("Ross"). On May 6, 1995 Globus Food Systems International Corp., a privately held Delaware Corporation, was merged into Ross. On October 18, 1996, Globus Food Systems International Corp. changed its name to GBIR.

     GBIR primarily exports food products, construction supplies, stationary supplies and various other tangible goods from manufacturers in western Europe to customers in Russia and the Ukraine. GBIR has two subsidiaries, Shuttle International("SIL") and Globus Cold Storage limited liability company("GCS"). SIL, incorporated in New York on September 3, 1991, is a wholly owned subsidiary of GBIR and primarily exports auto parts and clothing from manufacturers in the United States to customers in Russia and the Ukraine. GCS, established in the Russian Federation on May 6, 2003, is a 51% owned subsidiary of GBIR and intends to construct and operate a public cold storage facility for frozen and chilled foods located in Moscow, Russia. The total estimated project cost of this facility is approximately $8,879,000. GCS intends to finance the cost of the project by a combination of capital contributions from GBIR(estimated at approximately $4,000,000) and a loan from the Overseas Private Investment Corporation("OPIC"), an agency of the United States government(estimated at approximately $4,879,000). The total equity in GCS will be $4,000,000. GBIR's 51% interest will be $2,040,000. The 49% interest owned by other investors will be $1,960,000. Since GBIR is obligated to provide $4,000,000 in capital contributions to GCS and only receives a 51% interest, GBIR has reflected a $1,960,000 reserve for minority interest in GCS. On December 5 ,2003 GBIR(the sponsor) filed an application for financing of the GCS cold storage facility with OPIC which is currently pending. The Company is optimistic that this loan will be approved in early 2004 which will result in the commencement of construction estimated to be completed within one year.

     The Company has also embarked on a major expansion of its international trade activity by operating a multi-lingual, internet-based portal that allows international buyers and sellers of commercial and industrial products to engage in electronic commerce seamlessly, efficiently, and in their own native languages. The Company contracted e-GlobusNet Corp., the developer of the software, to provide electronic commerce among businesses in various countries. This software is being used currently by the Company to sell its own products but as of yet the Company is not deriving revenue from other users of the site. e-GlobusNet Corp. had been asked to expand the features of the software. In April 2002, the Company exchanged 968,000 shares for the 100% ownership of e-GlobusNet Corp., which resulted in the ownership of the software (see Note 8).

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

     In situations where Globus will act as a broker on the e-GlobusNet portal, it will receive a commission of 1% each from buyer and seller. As a principal, the Company can generate gross profit margins of 5% to 10%, or higher, depending on the transaction. For further discussion on e-GlobusNet Corp. (see Note 8).

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2003

2.   Summary of significant accounting policies:

     Principles of consolidation:

     The accompanying consolidated financial statements as of September 30, 2003 and for the two years then ended include the accounts of GBIR, its wholly-owned subsidiary SIL, and its 51% owned subsidiary GCS(collectively the "Company".)All material intercompany transactions and balances have been eliminated in consolidation.

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

                           SEPTEMBER 30, 2003 AND 2002

2.   Summary of significant accounting policies: (continued)

     Concentrations of credit risk:

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade accounts receivable are generally limited due to the Company's requiring the prepayment from certain customers of up to 50% of each sale prior to shipment. Additionally, the accompanying financial statements reflect an allowance for doubtful accounts of $1,497,673 and $2,903,270 at September 30, 2003 and 2002, respectively. The decrease resulted from the write off of several fully reserved receivables.

     Inventories:

     Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market. The accompanying financial statements reflect an allowance for the disposal of inventory of $1,706,818 at September 30, 2002. Since the portion of inventory that was reserved for has been sold as of June 30, 2003, no allowance exists at September 30, 2003.

     Property and equipment:

     The building is depreciated over 39 years. The cost of other property and equipment is depreciated over the estimated useful lives of the related assets of 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes. Repairs and maintenance expenditures which do not extend original asset lives are charged to income as incurred.

     Goodwill:

     Goodwill arising from the acquisition of a subsidiary's minority interest in 1996 was being amortized over a fifteen-year period. Amortization charged to operations was $2,190 and $21,570 in 2003 and 2002, respectively. New accounting rules now require the appraisal of goodwill in lieu of amortization. At September 30, 2003 the amount of goodwill recorded appears reasonable and will continually be analyzed.

     Basis of presentation:

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced substantial losses from operations, and as more fully described in Note 3, the ultimate collectibility of a $3,129,094 receivable from one customer is uncertain. If this receivable is not collected, the Company would have negative working capital and negative stockholders' equity and there can be no assurance that it would be able to raise sufficient capital and/or generate adequate cash flow to continue its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002


2.   Summary of significant accounting policies:(continued)

     Per share data:

     Net income (loss) per share was computed by the weighted average number of shares outstanding during each period.

3.   Accounts receivable-net:

     At September 30, 2003, accounts receivable-net consists of:

     Customer in Russia                                            $ 3,129,094
     Customer in Russia                                              1,027,678
     Customer in Russia                                                963,730
     All other customers                                             1,115,315
                                                                   -----------
     Total                                                           6,255,817

     Less allowance for doubtful accounts                            1,497,673
                                                                   -----------
     Net                                                           $ 4,758,144
                                                                   -----------
     As of February 12,2004, no collections have been received from the customer with the $3,129,094 balance, nor has it been reserved for. The company expects this receivable to be collected in spring 2004 when the seasonal nature of the customer's businesses are in force.

     During the year ended September 30, 2003, the Company recorded a provision for doubtful accounts of $1,129,016(which increased the allowance for doubtful accounts) and wrote off $2,534,613 fully reserved receivables (which reduced the allowance for doubtful accounts.)

4.   Property assets:

     Property assets consist of:

                                                                        2003
                                                                     ---------

         Land                                                        $  80,000
         Building                                                      240,000
         Data processing and office equipment                           63,331
         Furniture and fixtures                                         21,283
         Automobiles and trucks                                         43,687
                                                                     ---------

                                                                       448,301
         Less:  Accumulated depreciation                               129,139
                                                                     ---------

                                                                     $ 319,162
                                                                     =========

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

4.   Property assets: (continued)

     Depreciation expense charged to operations for the years ended September 30, 2003 and 2002 amounted to $2,872 and $5,714, respectively.

     In April 2003 the Company purchased 80% of land and a building where the offices of SIL are located.It was owned by three directors of GBIR and was appraised at $ 400,000 at that time. The three directors and one other person received a total of 2,200,000 shares in exchange for 80% of the land and building which is included in fixed assets at a cost of $ 320,000.

5.   Related party transactions:

     Notes payable:

     At September 30, 2003 notes payable, related parties consists of:

     1996 note payable to officer and director, interest at
     7%(waived since October 1, 2000) due on demand(but
     subordinate to $1,220,617 bank line of credit payable and
     not repayable while any balance due this bank is
     outstanding)                                                    $   125,000

     Advances payable to officer and director, interest at 0%,
     due on demand                                                       685,002

     Note payable to corporation controlled by wife of officer
     and director, interest at 5%, due November 16, 2003(repaid
     in full Novebember, 2003)                                           250,000

     1996 note payable to parents of affiliate and former officer and director, interest at 15%(waived since October 1, 2000)
     due on demand (but subordinate to $1,220,617 bank line of
     credit payable and not repayable while any balance due this
     bank is outstanding)                                                 20,000
                                                                     -----------
     Total                                                           $ 1,080,002
                                                                     -----------

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

5.   Related party transactions: (continued)

     Notes payable: (continued)

     Accrued interest payable relating to the above notes payable totaling $46,150 at September 30, 2003 is included in accrued expenses and other current liabilities-related parties.

     Rent payable:

     GBIR and SIL lease warehouse space from an entity owned by the three directors who owned 100% of the property until April, 2003 and now own 20% of the property(see note 4). Rent charged to operations for the years ended September 30,2003 and 2002 was $ 20,772 and $ 9,810 respectively. $32,575 and $44,651 was unpaid and included in accrue expenses and other current liabilities-related parties at September 30, 2003 and 2002, respectively. The leases, which expire in 2005, now require aggregate monthly rentals of $1,731 to be paid to or on behalf of the 20% owners of the property;these owners are responsible for debt service and real estate taxes on the property.

6.   Financing arrangements:

     Short-term debt:

     At September 30, 2003, the Company had various credit facilities available:

         A bank note exists for direct borrowings and acceptances in the amount of $1,220,617 on direct borrowings, currently at 12% interest per annum. The line was originally $3,000,000, however, due to the inability of the Company to pay any portion of the balance in the last three years, the line has been limited to what is outstanding currently. The loan was collateralized by a first lien on all corporate assets not previously pledged or collateralized. The Company is presently in discussions to sell the real estate 80% owned by the Company, of which certain of the proceeds will be paid to the bank. At that point, the Company intends to resume its discussions with the bank as to possible restructuring of the present debt arrangement. Due to the possible restructuring, no interest expense has been accrued since October of 2001.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

6.   Financing arrangement: (continued)

     Short-term debt: (continued)

         The Company has lines of credit with two other banks totaling $100,000 in the aggregate. This $100,000 is guaranteed by an officer of the Company. Interest during the year ended September 30, 2003 was charged at various rates of 5% to 6%.

                                                                             2003           2002
                                                                          ----------     ----------
         Bank borrowing outstanding at September 30, 2003
         and 2002 amounted to:

              Acceptances payable under the $1,220,617 bank note          $1,220,617     $1,220,617

              Other bank loans payable (2) under lines of credit              64,400         62,154
                                                                          ----------     ----------

                                                                          $1,285,017     $1,282,771
                                                                          ==========     ==========

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

7.   Income taxes:

     The difference between income taxes computed using the statutory federal income tax rate and that shown in the financial statements are summarized as follows:

                                                       2003          2002
                                                    ----------    ----------

         Income (loss) before income taxes          $ (963,054)   $  131,325
                                                    ----------    ----------
         Computed Federal income tax at 34%           (327,438)       44,651
         Computed state and local income taxes
          net of federal tax benefit                   (96,305)       13,133
         Valuation allowance                           423,743       (57,784)
                                                    ----------    ----------

         Provision for income taxes                         --            --
                                                    ----------    ----------

               Net income(loss)                     $ (963,054)   $  131,325
                                                    ==========    ==========

     Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $2,179,060 attributable to the future utilization of $4,952,408 of prior year net operating loss carryforwards will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements of September 30, 2003. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire as follows; $303,549 in year 2020, $3,685,805 in year 2021, and $963,054 in year 2023.

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

                           SEPTEMBER 30, 2003 AND 2002

8.   Common stock: (continued)

     (a) Common stock issued for services rendered: (continued)

         Three shareholders who owned 28% of e-GlobusNet are also officers and directors of GBIR. The Company called e-GlobusNet was dissolved, as it is now part of GBIR.

     (b) Common stock issued to current employees:

         In April 2003, 285,000 shares were issued to three long time employees of the Company in lieu of cash for past, present and future services. The share price at the time of issuance was 13 cents per share.$ 22,050 was recorded as an expense during fiscal year 2003. The remaining $ 15,000 is recorded as a prepaid expense to be amortized over the next three quarters.

     (c) Sale of shares:

         Under an agreement, one Company based in Denmark purchased 2,000,000 shares for $4,000,000 during the three months ending June 30, 2003 and obtained a right of approval over the 49% minority interest of GCS. Pursuant to this agreement, GBIR is obligated to provide $4,000,000 in capital contributions to GCS for its 51% interest. Thus, GBIR has recorded the $4,000,000 received from the stock sale as follows:$2,040,000 as a capital contribution and $1,960,000 as a reserve for minority interest in GCS. The cash generated enabled GBIR to purchase substantial amounts of products to fulfill requested orders from customers during the period. This resulted in a significant increase in both sales and profits during this quarter.

     (d) Purchase of real estate for stock:

         As mentioned in Note 4, the Company purchased 80% ownership of land and building owned by three directors of the Company. The property was appraised at a value of $400,000 resulting in 80% or $320,000 being recorded as a fixed asset in April, 2003. In exchange, the directors received 2,200,000 shares of common stock. The three directors now own a total of 3,796,666 shares of the company.

9.   Major relationships and segment information:

     The Company is comprised of two business segments with the new internet based business not yet deriving revenue. The distribution of food products, other materials and supplies business segment is operated by GBIR;the distribution of auto paint and parts and clothing business segment is operated by SIL. Set forth below are sales, operating income(loss), depreciation and amortization, capital expenditures, and identifiable assets of the segments(in thousandths of dollars).

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

9.   Major relationships and segment information: (continued)

                                                      For the Years Ended
                                                         September 30,
                                                    ------------------------
                                                      2003           2002
                                                    ---------      ---------
     Net sales:
         Food products and other materials          $   9,243      $  11,284
         Auto parts and clothing                          581            506
                                                    ---------      ---------
                                                    $   9,824      $  11,790
                                                    =========      =========
     Operating income (loss):
         Food products and other materials          $   (944)      $     103
         Auto parts and clothing                         (14)             46
                                                    ---------      ---------
                                                    $   (958)      $     149
                                                    =========      =========
     Depreciation and amortization:
         Food products and other materials          $       3      $      23
         Auto parts and clothing                           --              4
                                                    ---------      ---------
                                                    $       3      $      27
                                                    =========      =========
     Capital expenditures:
         Food products and other materials          $      --      $      --
         Auto parts and clothing                           --             --
                                                    ---------      ---------
                                                    $      --      $      --
                                                    =========      =========
     Identifiable assets:
         Food products and other materials          $   5,686      $   2,116
         Auto parts and clothing                          186            171
                                                    ---------      ---------
                                                    $   5,872      $   2,287
                                                    =========      =========

     The food products segment had ten (10) customers in 2003. One customer accounted for 34% of the food products segment's sales for fiscal 2003. Another customer accounted for 32% of the food products segment's sales for fiscal 2003.

     The auto parts segment's sales were to ten (10) customers of which one customer accounted for 78% and 85% of sales for the years ended September 30, 2003 and 2002, respectively.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

10.  Commitments and contingencies:

     Leases:

     The Company is a lessee under two operating real property leases for office and warehouse space expiring in 2006 and 2005 respectively. Rent expense charged to operations for the years ended September 30, 2003 and 2002 was $ 67,568 and $69,356 respectively. Future minimum annual rent commitments as of September 30, 2003 are as follows:

                  Years Ended
                  September 30,                   Amount
                  -------------                ------------
                   2004                        $     61,068
                   2005                        $     61,068
                   2006                        $     18,960


    Globus Cold Storage limited liability company("GCS"):

    As described in Note 1, GCS has applied for a $4,879,000 loan from OPIC to partially finance the construction of a public cold storage facility for frozen and chilled foods located in Moscow, Russia. If and when the loan commitment is received, GBIR will be obligated to make $4,000,000 in capital contributions to GCS.