Form 10QSB
period 2003-12-31
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2004-02-20
CIK 1033114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         8,730,872 shares, $.001 par value, as of February 2 , 2004 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                DECEMBER 31, 2003
                                   (Unaudited)

                                    I N D E X

                                                                        Page No.
                                                                        --------

Part I - Financial Information:

      Item 1.  Consolidated Financial Statements (Unaudited):

               Balance Sheets
               As at December 31, 2003 and September 30, 2003 ......      3

               Statements of Operations
               For the Three Months Ended
               December 31, 2003 and 2002 ..........................      4

               Statements of Changes in Stockholders' Equity
               For the Three Months Ended December 31, 2003
               and Year Ended September 30, 2003....................      5

               Statements of Cash Flows
               For the Three Months Ended
               December 31, 2003 and 2002...........................      6

               Notes to Consolidated Financial Statements ..........      7-15


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                       16


      Item 3.  Certifications                                             17-18

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                    December 31,   September 30,
                                                        2003           2003
                                                    (Unaudited)
                                                    ------------   ------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                        $    343,154   $    553,161
   Accounts receivable                                 4,645,037      4,758,144
   Inventories                                            39,314         39,314
   Other assets                                           22,734         19,750
                                                    ------------   ------------
            Total current assets                       5,050,239      5,370,369
                                                    ------------   ------------

Property and equipment - at cost,
   net of accumulated depreciation                       316,905        319,162
                                                    ------------   ------------

Other assets:
   Goodwill                                               67,517         67,517
   Investment in multi-lingual internet software         105,414        105,414
   Security rent deposits                                  9,440          9,440
                                                    ------------   ------------
            Total other assets                           182,371        182,371
                                                    ------------   ------------

Total assets                                        $  5,549,515   $  5,871,902
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank lines of credit payable                     $  1,298,950   $  1,285,017
   Unsecured notes payable, related parties              829,002      1,080,002
   Accounts payable                                      383,279        470,787
   Accrued expenses and other current
      Liabilities: related parties                        87,525         87,525
   Other                                                  44,429         49,552
                                                    ------------   ------------
            Total current liabilities                  2,643,185      2,972,883
                                                    ------------   ------------

Reserve for 49% voting minority interest,as agent,
in Globus Cold Storage Limited Liability
Company(GCS)subsidiary                                 1,960,000      1,960,000

Stockholders' equity:
   Common stock, $.001 par value, authorized -
      50,000,000 shares, issued and outstanding -
      8,730,872                                            8,731          8,731
   Additional paid-in capital                          7,815,240      7,815,240
   Deficit                                            (6,877,641)    (6,884,952)
                                                    ------------   ------------
   Total Stockholders' Equity                            946,330        939,019
                                                    ------------   ------------

   Total Liabilities and Stockholders'              $  5,549,515   $  5,871,902
      Equity                                        ============   ============


          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                              Three
                                                           Months Ended
                                                           December 31
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------

Net sales                                          $  1,052,723    $  2,550,501
Cost of goods sold                                      955,643       2,460,893
                                                   ------------    ------------
Gross profit                                             97,080          89,608
                                                   ------------    ------------
Operating expenses:
   Selling                                               34,626          34,208
   General and administrative                            51,793          36,353
   Depreciation and amortization                          2,257           2,395
   Allowance for doubtful accounts                           --              --
                                                   ------------    ------------
Total Operating Expenses                                 88,676          72,956
                                                   ------------    ------------

Income (loss) from operations                             8,404          16,652

Interest expense                                         (1,093)           (808)
                                                   ------------    ------------
Income (loss) before income taxes                         7,311          15,844
Income taxes                                                 --              --
                                                   ------------    ------------
Net income (loss)                                  $      7,311    $     15,844
                                                   ============    ============
Net income (loss)
   per common share                                $       .001    $       .004
                                                   ============    ============
Weighted average number
   of shares outstanding                              8,730,872       4,245,872
                                                   ============    ============


          See accompanying notes to consolidated financial statements.

                  GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                       (Unaudited)

     FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND YEAR ENDED SEPTEMBER 30, 2003


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
                                       ==========   ==========   ==========   ==========

Sale of 2,000,000 shares to
Atlantic Investment (ApS)for $ 2 per
share, net of $1,960,000 reserve for
49% voting minority interest
in GCS                                  2,000,000        2,000    2,038,000           --

Purchase of 80% of land and
Building from 3 directors for
2,200,000 shares                        2,200,000        2,200      317,800           --

Issuance of stock for services            285,000          285       36,765           --

Net (loss) for the year ended
September 30, 2003                             --           --           --     (963,054)
                                       ----------   ----------   ----------   ----------

Balance at September 30, 2003           8,730,872        8,731    7,815,240   (6,884,952)
                                       ==========   ==========   ==========   ==========

Net Income for three months
ended December 31, 2003                        --           --           --        7,311
                                       ----------   ----------   ----------   ----------

Balance at December 31, 2003            8,730,872        8,731    7,815,240   (6,877,641)
                                       ==========   ==========   ==========   ==========

                 GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)


                                                            For the Three Months Ended
                                                                   December 31,
                                                           ----------------------------
                                                               2003            2002
                                                           ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                       $      7,311    $     15,844
                                                           ------------    ------------
   Adjustments to reconcile net income (loss)
         to net cash provided by (used in)
         operating activities:
      Depreciation and amortization                               2,257             205
      Provision for doubtful accounts                                --              --
      Provision for inventory allowance                              --          15,900
      Increase (decrease) in cash flows as a
            result of changes in asset and liability
            account balances:
         Accounts receivable                                    113,107        (389,040)
         Inventories                                                 --              --
         Other assets                                            (2,984)         (1,500)
         Accounts payable                                       (87,508)        220,705
         Accrued expenses and other current liabilities:
            Related parties                                          --          (5,000)
            Other                                                (5,123)          3,430
                                                           ------------    ------------
   Total adjustments                                             19,749        (155,300)
                                                           ------------    ------------
Net cash provided by (used in) operating
   activities                                                    27,060        (139,456)
                                                           ------------    ------------

Cash flows from investing activities:
   Acquisition of property assets                                     0               0
                                                           ------------    ------------

Net cash provided by investing activities                             0               0
                                                           ------------    ------------

Cash flows from financing activities:
   Proceeds from (repayment of) bank
      lines of credit payable                                    13,933            (504)
   Proceeds from (repayment of)
      note payable-related parties                             (251,000)         43,300
                                                           ------------    ------------
Net cash provided by (used in) financing activities            (237,067)         42,796
                                                           ------------    ------------

Net increase (decrease) in cash and cash equivalents           (210,007)        (96,660)

Cash and cash equivalents at beginning of year                  553,161         277,314
                                                           ------------    ------------

Cash and cash equivalents at end of year                   $    343,154    $    180,654
                                                           ============    ============

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                           $      1,093    $        808
                                                           ============    ============
   Taxes paid                                              $         --    $        417
                                                           ============    ============


          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


NOTE 1 - BASIS OF PRESENTATION.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2003. The results of operations for the three months ended December 31, 2003 and 2002 and cash flows for the three months ended December 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

         The September 30, 2003 consolidated balance sheet has been derived from the audited consolidated financial statements at that date included in the Company's annual report. These unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     (a) Description of Business:

         Globus International Resources Corp.(GBIR) was originally incorporated in Nevada on October 24, 1984 under the name Ross Custom Electronics ("Ross"). On May 6, 1995 Globus Food Systems International Corp., a privately held Delaware Corporation, was merged into Ross. On October 18, 1996, Globus Food Systems International Corp. changed its name to GBIR.

         GBIR primarily exports food products, construction supplies, stationary supplies and various other tangible goods from manufacturers in western Europe to customers in Russia and the Ukraine. GBIR has two subsid-iaries, Shuttle International("SIL") and Globus Cold Storage Limited Liability Company("GCS"). SIL, incorporated in New York on September 3, 1991, is a wholly owned subsidiary of GBIR and primarily exports auto parts and clothing from manufacturers in the United States to customers in Russia and the Ukraine. GCS, established in the Russian Federation on May 6, 2003, is a 51% owned subsidiary of GBIR and intends to construct and operate a public cold storage facility for frozen and chilled foods located in Moscow, Russia. The total estimated project cost of this facility is approximately $8,879,000. GCS intends to finance the cost of the project by a combination of capital contribu-tions from GBIR(estimated at approximately $4,000,000) and a loan from the Overseas Private Investment Corporation("OPIC"), an agency of the United States government(estimated at approximately $4,879,000). The total equity in GCS is to be $4,000,000. Therefore, GBIR's 51% interest is $2,040,000 and the 49% voting interest owned by other investors will be $1,960,000. Since GBIR is obligated to provide $4,000,000 in capital contributions to GCS and only receive a 51% interest, GBIR's consolidated financial statements have reflected a $1,960,000 reserve for the minority interest in GCS since GBIR is acting as an agent for the investors. On December 5, 2003 GBIR(the sponsor) filed an application for financing of the GCS cold Storage facility with OPIC which is currently pending. The Company if optimistic that this loan will be approved in early 2004 which will result in the commencement of construction estimated to be completed within one year. At December 31, 2003 GCS has no assets or liabilities. In addition, there are no outstanding commitments for the construction of the facilities or commitments in existence for the purchase or sale of products related to the facility.

         The Company has also embarked on a major expansion of its international trade activity by operating a multi-lingual, Internet-based portal that allows international buyers and sellers of commercial and industrial products to engage in electronic commerce seamlessly, efficiently, and in their own native languages. The Company contracted e-GlobusNet Corp., the developer of the software, to provide electronic commerce among businesses in various countries. This software is being used currently by the Company to sell its own products but as of yet the Company is not deriving revenue from other users of the site. e-GlobusNet Corp. had been asked to expand the features of the software. In April, 2002 the Company exchanged 968,000 shares for the ownership of e-GlobusNet Corp., which results in the ownership of the software. (see Note 7)

         The Company can operate either as a broker or a principal in electronic commercial transactions. Over the past year it had been functioning primarily as a principal between companies in Russia and the Ukraine and those in Western Europe because of its strong background and experience in dealing with the languages and cultures of the Eastern Bloc countries. Many Western European countries prefer to deal with Globus as a principal rather than dealing directly with companies in Russia and the Ukraine.

         In situations where Globus will act as a broker on the e-GlobusNet Corp. portal, it will receive a commission of 1% each from buyer and seller. As a principal, the Company can generate gross profit margins of 5% to 10%, or higher, depending on the transaction. For further discussion on E-GlobusNet.corp., see Footnote 7.

     (b) Principles of Consolidation:

         The accompanying consolidated financial statements as at December 31, 2003 and September 30, 2003 and for the three months ended December 31, 2003 and 2002 include the accounts of GBIR, its wholly owned subsid-iary SIL, and its 51% owned subsidiary GCS(collectively the "Company".) All material intercompany transactions and balances have been elim-inated in consolidation.

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

     (f) Concentrations of Credit Risk:

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. The Company's accounts receivable are only represented by approximately 10 customers located in Russia and the Ukraine, so collections are dependent on stable foreign, political and economic conditions in these countries in general and the financial health of those customers. In addition, the nature of the products sold and their seasonality may offset collection patterns. Consequently, the accompanying financial statements reflect an allowance for doubtful accounts of $1,497,673 at December 31, 2003 and September 30, 2003.

     (g) Inventories:

         Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market.

     (h) Property and Equipment:

         The building, as further discussed in Notes 4 and 7, is depreciated over 39 years. The cost of property and equipment is depreciated over the estimated useful lives of the related assets of 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes. Repairs and maintenance expenditures which do not extend original asset lives are charged to income as incurred.

     (i) Goodwill:

         Goodwill arising from the acquisition of a subsidiary's minority interest in 1996 was being amortized over a fifteen-year period. Amortization charged to operation was $2,190 for the three months ended December 31, 2002. New accounting rules now require the appraisal of goodwill in lieu of amortization. At December 31, 2003 the amount of goodwill recorded appears reasonable and will continually be analyzed.

     (j) Per Share Data:

         Net income (loss) per share was computed by the weighted average number of shares outstanding during each period.


NOTE 3 - ACCOUNTS RECEIVABLE-NET:

         At December 31, 2003, accounts receivable-net consists of:

         Customer in Russia                         $ 3,129,094
         Customer in Russia                           1,027,678
         Customer in Russia                             770,939
         All other customers                          1,214,999
                                                    -----------
         Total                                        6,142,710

         Less allowance for doubtful accounts         1,497,673
                                                    -----------
         Net                                          4,645,037

         As of February 12, 2004, no collections have been received from the customer with the $3,129,094 balance, nor has it been reserved for. Although this receivable represents amounts currently beyond the original 120 days terms of sales, the company expects this receivable to be collected in spring 2004 when the seasonal nature of the customer's businesses are in force.

         During the year ended September 30, 2003 the Company recorded a Provision for doubtful accounts of $1,129,016(which increased the allowance for doubtful accounts) and wrote off $2,534,613 fully reserved receivables(which reduced the allowance for doubtful accounts.)


NOTE 4 - PROPERTY ASSETS.

         Property assets consist of:

                                                            DECEMBER 31,   September 30,
                                                                2003           2003
                                                            ------------   ------------

         80% title in Brooklyn, NY property (see note 7):
         Land                                               $     80,000   $     80,000
         Building                                                240,000        240,000
                                                            ------------   ------------
         Subtotal                                                320,000        320,000

         Data processing and office equipment               $     63,331   $     63,331
         Furniture and fixtures                                   21,283         21,283
         Automobiles and trucks                                   43,687         43,687
                                                            ------------   ------------
                                                                 448,301        448,301
         Less: Accumulated depreciation                          131,396        129,139
                                                            ------------   ------------
                                                            $    316,905   $    319,162
                                                            ============   ============

         Depreciation expense charged to operations for the three months ended December 31, 2003 and 2002 amounted to $2,257 and $205 respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS.

     (a) Unsecured Notes Payable:

         At December 31, 2003 unsecured notes payable ,related parties consists of the following:

         1996 note payable to officer and director,
         interest at 7%(waived since October 1, 2000),
         due on demand (but subordinate to $1,220,617
         bank line of credit payable and not repayable
         while any balance due this bank is outstanding)              $  125,000

         Advances payable to officer and director,
         interest at 0%,due on demand                                    684,002

         1996 note payable to parents of director and
         principal stockholder,interest at 15% (waived
         since October 1, 2000), due on demand (but subord-
         inate to $1,220,617 bank line of credit payable
         and not repayable while any balance due this
         bank is outstanding)                                             20,000
                                                                      ----------
         Total                                                        $  829,002
                                                                      ==========

         Accrued interest payable relating to the above notes payable totaling $54,950 at December 31, 2003 and September 30, 2003 is included in accrued expenses and other current liabilities-related parties.

         Rent Payable:

         GBIR and SIL lease warehouse space from an entity owned by the three directors who owned 100% of the property until April, 2003 and now own 20% of the property (see note 7). Rent charged to operations for the three months ended December 31, 2003 and 2002 was $5,696 and $2,100, respectively. $32,575 was unpaid and included in accrued expenses and other current liabilities-related parties at December 31, 2003 and September 30, 2003. The leases, which expire in 2005, now require aggregate monthly rentals of $1,731 to be paid to or on behalf of the 20% owners of the property;these owners are responsible for debt service and real estate taxes on the property.

NOTE 6 - FINANCING ARRANGEMENT.

         (i)   SHORT-TERM DEBT:

         At December 31, 2003, the Company had various credit facilities available:

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

         The Company has lines of credit with two other banks totaling $100,000 in the aggregate.This $100,000 is guaranteed by an officer of the Company. Interest during the three months ended December 31, 2003 and 2002 was charged at various rates of 5.00% to 6%.

                                                               December 31,   September 30,
                                                                   2003           2003
                                                               ------------   ------------

         Bank borrowing outstanding at December 31, 2003 and September 30, 2003 amounted to:

         Acceptances payable under the $1,220,617 bank note    $  1,220,617   $  1,220,617

         Other bank loans payable(2) under lines of credit           78,333         64,400
                                                               ------------   ------------

                                                               $  1,298,950   $  1,285,017
                                                               ============   ============

NOTE 7 - COMMON STOCK.

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

     (b) COMMON STOCK ISSUED TO CURRENT EMPLOYEES:

         In April, 2003 285,000 shares were issued to three long time employees of the Company in lieu of cash for past, present and future services. The share price at the time of issuance was 13 cents per share. $22,050 was recorded as an expense during fiscal year 2003. $5,000 was recorded as an expense during the three months ending December 31, 2003. The remaining $10,000 is recorded as a prepaid expense to be amortized over the next two quarters.

     (c) SALE OF SHARES:

         Under an agreement, one company based in Denmark purchased 2,000,000 shares for $4,000,000 during the three months ending June 30, 2003 and obtained a right of approval over the 49% minority interest in GCS. Pursuant to this agreement, GBIR is obligated to provide $4,000,000 in capital contributions to GCS for its 51% interest. Thus, GBIR has recorded the $4,000,000 received from the stock sale as follows:$2,040,000 as a capital contribution and $1,960,000 as a reserve for minority interest in GCS.

     (d) PURCHASE OF REAL ESTATE FOR STOCK:

         As mentioned in Note 4, the Company purchased 80% ownership of land and a building owned by three directors of the Company. The property was appraised at a value of $400,000, resulting in 80%, or $320,000 being recorded as a fixed asset in April, 2003. In exchange the directors received 2,200,000 more shares of common stock. The three directors now own a total of 3,796,666 shares of the Company.

NOTE 8 - MAJOR RELATIONSHIPS AND SEGMENT INFORMATION.

         The Company is comprised of two business segments with the new internet based business not yet deriving revenue. The distribution of food products, other materials and supplies business segment is operated by GBIR;the distribution of auto paint and parts and clothing business segment is operated by SIL. Set forth below are sales, operating income(loss), capital expenditures, depreciation and amortization and identifiable assets of the segments(in thousandths of dollars).

                                                           For the Three
                                                           Months Ended
                                                         December 31, 2003
                                                         -----------------
         Net sales:
           Food products and other materials                $        938
           Auto parts and clothing                                   115
                                                            ------------
                                                            $      1,053
                                                            ============
         Operating income(loss):
           Food products and other materials                $         26
           Auto parts and clothing                                   (18)
                                                            ------------
                                                            $          8
                                                            ============
         Depreciation and amortization:
           Food products and other materials                $          2
           Auto parts and clothing                                     0
                                                            ------------
                                                            $          2
                                                            ============
         Identifiable assets:
           Food products and other materials                $      5,397
           Auto parts and clothing                                   153
                                                            ------------
                                                            $      5,550
                                                            ============

NOTE 9 - COMMITMENTS AND CONTINGENCIES.

Leases:

The Company is a lessee under an operating real property lease for office space expiring in 2006. Rent expense charged to operations for the three months ending December 31, 2003 and 2002, which also includes rent expense for the Brooklyn, New York property was $15,176 and $17,838, respectively. Future minimum rent Commitments as of December 31, 2003 are as follows:

Years ended September 30,

         2004                   $ 28,440
         2005                   $ 37,920
         2006                   $ 18,960
                                --------
         Total                  $ 85,320
                                ========

Financing and construction commitments relating to GCS:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Revenues decreased $1,497,778 for the three months ending December 31, 2003 compared to the same period for 2002, due primarily to the the large outstanding accounts receivables for certain customers, limiting the amount of funds available to purchase new products. These amounts are expected to be collected in the spring 2004. An emphasis has also been placed on a new subsidiary(GCS) and its intention to construct a public cold storage facility for frozen and chilled foods located in Moscow, Russia. Until it is built and generating revenue, certain funds are committed to this project. The gross margins on the sales for the same period increased from 3.5% to 9.2%.

Selling expenses for the three months ending December 31, 2003 compared to the same period for 2002 remained constant, increasing $418. The largest costs related to travel expenses incurred in trying to diversify the product lines and customer base.

General and admistrative costs increased $15,440 for the three months ending December 31, 2003 compared to 2002 due to a larger rent expense for the Brooklyn, NY property of SIL, and certain legal and insurance costs incurred during the period.

Depreciation and interest expense remained stable during the three months ended December 31, 2003 compared to 2002.

Financial Condition:

Cash and cash equivalents decreased to $343,154 at December 31, 2003 from $553,161 at September 30, 2003 due to the payback of $251,000 in loans from directors during the three months ending December 31, 2003, at the same time that several large accounts receivables are still uncollected from September 30, 2003.

Accounts receivable decreased only slightly to $4,645,037 at December 31, 2003 compared to $4,758,144 at September 30, 2003 as several large customer balances are expected to be collected in spring 2004.

Accounts payable decreased to $383,279 at December 31, 2003 compared to $470,787 at September 30, 2003, as the company has made an effort to keep their vendor balances down even in the current situation where accounts receivable balances are being collected at a slower pace.

Notes payable to related parties decreased $251,000 to $829,002 at December 31, 2002 from $1,080,002 at September 30, 2003 as a note due in November, 2003 was repaid in full for this amount.

Liquidity and Capital Resources:

The Company's working capital at December 31, 2003 was $2,407,054. The Company's primary sources of working capital have been net proceeds from (i)the sale of 2,000,000 shares in 2003, and (ii)advances from related parties.

Currently the Company's primary cash requirements include (i)the funding of its inventory purchases for and receivables from sales of products and (ii)ongoing selling, administrative and other operating expenses. Management believes that the Company's cash liquidity position will also be enhanced by the commencement of the new internet based portal business which will enable the company to obtain a new line of customers and that its present two unsecured bank lines aggregating $100,000, and its existing cash position should be in aggregate, sufficient to fund the Company's operation for the next twelve months. The above assumes the Company's operations are consistent with management's expectations which are expected to be an improvement from fiscal 2003. If the cold storage project noted comes to fruition the Company believes that they will have ample funds in future years to both maintain a strong cash position as well as continue to expand the business as desired. If the project does not take place, there can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing elected by the Company will depend upon its conditions in the financial markets. Moreover any statement regarding the Company's ability to fund its operations from expected cash flows is speculative in nature and inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.