Form 10KSB/A
period 2002-09-30
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2004-03-10
CIK 1033114

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

                                 (212) 558-6100
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents or the indicated portions thereof are incorporated herein by reference into the indicated portions of this Annual Report on Form 10-KSB:
---------------------

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

     GBIR primarily exports food products, construction supplies, stationary supplies and various other tangible goods from manufacturers in western Europe to customers in Russia and the Ukraine. GBIR has two subsidiaries, Shuttle International("SIL") and Globus Cold Storage Corp.("GCS") SIL, incorporated in New York on September 3, 1991, is a wholly owned subsidiary of GBIR and primarily exports auto parts and clothing from manufacturers in the United States to customers in Russia and the Ukraine. GCS, established in the Russian Federation on May 6, 2003, is a 51% owned subsidiary of GBIR and intends to construct and operate a public cold storage facility for frozen and chilled foods located in Moscow, Russia. The total estimated project cost of this facility is approximately $8,879,000. GCS intends to finance the cost of the project by a combination of capital contributions from GBIR(estimated at approximately $4,000,000) and a loan from the Overseas Private Investment Corporation("OPIC"), an agency of the United States government(estimated at approximately $4,879,000). The total equity in GCS is to be $4,000,000. Therefore, GBIR's 51% interest is $2,040,000 and the 49% voting interest owned by other investors will be $1,960,000. Since GBIR is obligated to provide $4,000,000 in capital contributions to GCS and only receives a 51% interest, GBIR's consolidated financial statements have reflected a $1,960,000 reserve for the minority interest in GCS since GBIR is acting as an agent for the investors. On December 5 ,2003 GBIR(the sponsor) filed an application for financing of the GCS cold storage facility with OPIC which is currently pending. The Company is optimistic that this loan will be approved in early 2004 which will result in the commencement of construction estimated to be completed within one year. At September 30, 2003 GCS has no assets or liabilities. In addition, there are no outstanding commitments for the construction of the facilities or commitments in exitstence for the purchase or sale of product related to the facility.

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

         In situations where Globus will act as a broker on the e-GlobusNet Corp. portal, it will receive a commission of 1% each from buyer and seller. As a principal, the Company can generate gross profit margins of 5% to 10%, or higher, depending on the transaction. For further discussion on e-GlobusNet Corp. (see Note 8 of the consolidated financial statements).

The Company's net sales for the year ended September 30, 2003 involved only approximately 20 customers located in Russia and the Ukraine, so operations are dependent on stable foreign, political, and economic conditions in these countries in general and the financial health of those customers.

At September 30, 2003, the Company employed a total of 5 persons, 2 executive personnel, 1 warehouse Supervisor, and 2 clerical personnel.

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

         SIL, pursuant to a verbal lease agreement with 1616 Mermaid Associates, leases approximately 1,000 square feet of space for its export business at 1616 Mermaid Avenue, Brooklyn, NY 11224. The lease commenced on April 1, 2003 and expires September 30, 2005. The annual rent is $20,784. See Item 12 for a description of the transaction involving the acquisition of an 80% title in this property by GBIR.

         1616 Mermaid Associates is owned equally by Messrs. Serge Pisman, Herman Roth and Yury Greene, the three directors of GBIR.

ITEM 3.  Legal Proceedings:

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders:

         No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2003.


                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters:

         The Company's Common Stock trades under the symbol "GBIR" on the OTC Bulletin Board. The market for the Company's Common Stock is limited, sporadic and highly volatile. The following table sets forth the high and low bid prices per share of the Company's Common Stock during fiscal 2003 and 2002, as reported by the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, market-downs or commissions, and may not necessarily represent actual transactions.

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

Recent Sales of Unregistered Securities:

Securities of GBIR sold by GBIR during the fiscal year ended September 30, 2003 that were not Registered under the Securities Act were:

(1) April 15, 2003-$2,000,000 shares of Common Stock, $.001 par value were sold at a price of $2.00 per share($4,000,000) to Atlantic Investment ApS in a private transaction(see Note 8(c) to consolidated financial statements). No underwriting discounts or commissions were paid in connection with the sale. GBIR claimed exemption from registration under Section 4(2), Rule 506 of Regulation D,a nd Regulation 5 promulgated under the Securities Act.

(2) April 28, 2003-2,200,000 shares of Common Stock, $.001 par value were issued to four individuals(667,500 shares each to Yury Greene and Herman Roth, 665,000 to Serge Pisman, and 200,000 shares to Victor Krasan) in exchange for real property valued at $320,000. No underwriting discounts or commissions were paid in connection with the exchange, GBIR claimed exemption from registration under
Section 4(2) of the Securities Act.

(3) April 28, 2003-285,000 shares of Common Stock, $.001 par value were issued to three Company employees for past and future services valued at $37,050. No underwriting discounts or commissions were paid in connection with the issuance. GBIR claimed exemption from registration under Section 4(2) of the Securities Act.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations:

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this Annual Report.

Comparison of the Year Ended September 30, 2003 and 2002

         Revenues decreased by $1,966,413 (16.7%) in the year ended September 30, 2003 from $11,790,447 for the year ended September 30, 2002. The decrease is attributable to a lack of funds available to buy substantial product in the first two quarters. Sales in the last two quarters were consistent with 2002 as cash from a $4,000,000 stock sale enabled the purchasing of product. The cost of sales in 2003 of $9,342,573 was $1,972,461(17%) lower than the 2002 cost of sales of $11,315,034. The reason for the decrease was the smaller revenues in 2003. The actual margins on sales of food products and auto parts were a bit higher than the prior year due to a smaller margin on certain construction supplies.

         Selling expenses decreased $27,262 (18.8%)to $117,858 during 2003 to 1.2% of sales as compared to 1.2% of sales in 2002. The decrease is due to the large decrease in sales.

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

         The Company in 2003 acquired an 80% ownership interest in title to real estate owned from an entity jointly owned by the three directors of GBIR. The value of 80% interest in the title of this property is $320,000 and was paid for through the issuance of 2,200,000 shares of the Company's $.001 common stock to the owners.

         Accounts payable decreased $104,222 to $470,787 at September 30, 2003 from $575,009 at September 30, 2002. The change was due to the improved cash flow in fiscal 2003 enabling the Company to pay vendors more quickly.

         Accrued expenses and other current liabilities decreased by $2,180 to $58,352 at September 30, 2003, primarily remaining constant as new bills were mainly paid as incurred.

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

         Currently the Company's primary cash requirements include (i) the funding of its inventory purchases for and receivables from sales of products and (ii) ongoing selling, administrative and other operating expenses. Management believes that the Company's cash liquidity position will also be enhanced by the commencement of the new internet based portal business which will enable the company to obtain a new line of customers and that its present two bank lines, secured by personal guaranty, aggregating $100,000, and its existing cash position should be in the aggregate, sufficient to fund the Company's operation for the next twelve months. The above assumes the Company's operations are consistent with management's expectations which are expected to be an improvement from fiscal 2003. If the cold storage project noted on page 2 comes to fruition the Company believes that they will have ample funds in future years to both maintain a strong cash position as well as continue to expand the business as desired. If the project does not take place, there can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing elected by the Company will depend upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. Moreover any statement regarding the Company's ability to fund its operations from expected cash flows is speculative in nature and inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.

ITEM 7.  Financial Statements:

The financial statements of the Company are included in this report commencing on F-1.

ITEM 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure:

As previously reported on form 8-K dated October 10, 2003, Arthur Yorkes & Company resigned as the principal independent accountant for GBIR on October 1, 2003. Arthur Yorkes's report on the Company's financial statements for the fiscal year ended September 30, 2002 and 2001 contained modification for a going concern uncertainty. There were no disagreements with Arthur Yorkes on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure. On November 12, 2003, Michael T. Studer CPA P.C. was engaged as the new principal accountant for GBIR to audit the Company's financial statements for the fiscal year ended September 30, 2003. The Company did not consult the new accountant regarding the application fo accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the financial statements.

ITEM 8(a). Controls and Procedures:

Based on an evaluation of the Company's disclosure controls and procedures, the principal executive Officer and principal financial officer of the Company have concluded that such controls and procedures were effective as of September 30, 2003 in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

The Company's management intends to provide an annual report on internal control over financial reporting commencing with the Company's Form 10-KSB for its fiscal year ended September 30, 2005.


                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

         The following table sets forth the name, age and position of each person who was serving as an executive officer or director of the Company at December 15, 2003:

             Name             Age                       Office
         ------------        -----        -----------------------------------

         Yury Greene           64         Chief Executive Officer, Treasurer,
                                          President, Director (Chairman)
         Herman Roth           55         Chief Financial Officer, Secretary,
                                          Director (Vice Chairman)
         Serge Pisman          40         Director

Yury Greene has been chairman, treasurer, and a director of GBIR since May 1995. He has also served as president of GBIR since 2002.

Herman Roth has been secretary and a director of GBIR since May 1995. Serge Pisman has been a director of GBIR since May 1995.

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

ITEM 10. Executive Compensation:

         In 2003 $15,000 in compensation was paid to the company's chief executive officer and president. No compensation was paid to this individual in 2002. *

* The lack of salary paid is due to the present financial situation of the Company, and the desire of the officers to ensure that all current operating needs are met, in addition to funding the new internet products.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management:

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 8,730,872 shares of issued and outstanding Common Stock of the Company as of February 6, 2004 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                                                         8 of 10


                        Name and Address of         Amount and Nature of       Percent of
 Title of Class           Beneficial Owner          Beneficial Ownership         Class
----------------     -------------------------     ----------------------     ------------
Common Stock         Serge Pisman
                     80 Wall Street
                     New York, NY 10005                  1,157,222                13.3%

Common Stock         Herman Roth
                     80 Wall Street
                     New York, NY 10005                  1,319,722                15.1%

Common Stock         Yury Greene
                     80 Wall Street
                     New York, NY 10005                  1,319,722                15.1%

All directors and officers as a group
(3 in number)                                            3,796,666                43.5%

Common Stock         Atlantic Investment Aps.
                     c/o Baltic Center DK Aps.
                     Havnegade 53B1
                     1058 Kobenhavn K,Denmark            2,000,000                22.9%


ITEM 12. Certain Relationships and Related Party Transactions:

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

         Yury Greene has personally guaranteed payment of sums due under the Company's $75,000 line-of-credit with J.P.Morgan Chase Bank and $25,000 line of credit with Citibank, N.A.

In April 2003, the Company purchased an 80% interest in the title to real property in Brooklyn, New York in which it had been previously leasing warehouse space. As a result of the purchase of the 80% title, the three directors of the Company who owned the property now own the remaining 20%. The property had an appraised value of $400,000, resulting in 80% or $320,000 being recorded as a fixed asset. In exchange, the three directors and one other individual received a total of 2,200,000 shares of GBIR common stock.

The 80% title assigned provides for satisfaction of the existing mortgage on the Brooklyn property by the three directors of the Company. At September 30, 2003, the mortgage balance was approximately $87,000 and payments to the institution holding it remain current. The Company is currently making monthly payments to the institution on behalf of the directors of $1,731, which includes principal and interest and real estate taxes.. Rental income earned under prior leases executed with the three directors for space occupied by third party tenants for the 50% of the building not occupied by the Company are being collected by the three directors. Rent expenses incurred by the Company since April 2003 represents the payments of the mortgage on behalf of those directors. Other costs to maintain and operate the real estate, such as insurance, are being paid by the directors. See also Item 2 "Description of Property".

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits-

         Exhibit 31(a) & 31(b) - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K-No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003.

                                                                         9 of 10

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBUS INTERNATIONAL RESOURCES CORP.

By:    /s/ YURY GREENE
       ------------------------------
Title: President
       ------------------------------
Date:  March 7, 2004
       ------------------------------


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ YURY GREENE
       ------------------------------
Title: President
       ------------------------------
Date:  March 7, 2004
       ------------------------------


By:    /s/ HERMAN ROTH
       ------------------------------
Title: Secretary
       ------------------------------
Date:  March 7, 2004
       ------------------------------

                                                                        10 of 10

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders
Globus Intenational Resources Corp.

I was engaged to audit the accompanying consolidated balance sheet of Globus International Resources Corp. and subsidiaries as of September 30, 2003, and the related consolidated statements of operations, changes in stockholders equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.

During the third quarter of the year ended September 30, 2003, the Company recorded net sales of approximately $3,100,000 to a Russian customer. As discussed in Note 3 to the consolidated financial statements, the Company had a $3,129,094 accounts receivable balance(unreserved for) from this customer at September 30, 2003 and has not received any collections of this balance as of February 6, 2004. Evidence supporting the validity of the sales to this customer, such as shipping documents and receiving reports, were neither maintained by the Company or readily available for my inspection. Furthermore, evidence supporting the collectibility,in whole or in part, of this $3,129,094 accounts receivable balance, such as financial statements for this customer on file with the Company, and/or correspondence with this customer was also unavailable.

Since the Company was unable to produce evidence and I was not able to apply other auditing procedures to satisfy myself as to the validity of the sales and the carrying value of the receivable described in the preceding paragraph, the scope of my work was not sufficient to enable me to express, and I do not express, an opinion on these financial statements.

The consolidated balance sheet of the Company and its subsidiaries as of September 30, 2003 includes bank lines of credit payable of $1,285,017. As more fully described in Note 6 to the consolidated financial statements, $1,220,617 of this total represents the balance due to a certain bank on which the Company has not accrued interest since October, 2001. Although this bank believes that the Company owes them $1,506,367, no legal proceedings have been initiated to collect the past due interest and principal and the Company believes that it will ultimately settle the liability to this bank for no more than the $1,220,617. The financial statements do not include any adjustments which may result from the outcome of this uncertainty.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2, the Company has experienced substantial losses from operations. Additionally, as noted above, the ultimate collectibility of a $3,129,094 receivable from one customer is uncertain. If this receivable is not collected, the Company would have both negative working capital and negative stockholders' equity which raises substantial doubt concerning its ability to continue as a going concern. The financial statements do not include any adjustments which may result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


/s/ MICHAEL T. STUDER CPA P.C.
--------------------------------------------------------------------------------
Freeport, New York
February 6, 2004




INDEPENDENT ACCOUNTANTS REPORT

To the Board of Directors
Globus International Resources Corp.

We have audited the accompanying consolidated statement of operations, changes in stockholders' equity, and cash flows for the year ended September 30, 2002 of Globus International Resources Corp. and Subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidate financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company experienced substantial recurring losses from operations and at September 30, 2002 a working capital and capital deficiency exists that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHURY YORKES & COMPANY LLP

New York, New York
November 14, 2002

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  SEPTEMBER 30,

                                     ASSETS


                                                                       2003
                                                                   ------------
Current assets:
  Cash and cash equivalents                                        $    553,161
  Accounts receivable, net                                            4,758,144
  Inventories                                                            39,314
  Other assets                                                           19,750
                                                                   ------------

     Total current assets                                             5,370,369
                                                                   ------------
Property and equipment, at cost -
 net of accumulated depreciation                                        319,162
                                                                   ------------

Other assets:
  Goodwill                                                               67,517
  Investment in multi-lingual internet software                         105,414
  Security rent deposits                                                  9,440
                                                                   ------------

     Total other assets                                                 182,371
                                                                   ------------

Total assets                                                       $  5,871,902
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank lines of credit payable                                     $  1,285,017
  Unsecured notes payable, related parties                            1,080,002
  Accounts payable                                                      470,787
  Accrued expenses and other current liabilities:
   Related parties                                                       87,525
   Other                                                                 49,552
                                                                   ------------
     Total current liabilities                                        2,972,883
                                                                   ------------

Reserve for 49% voting minority interest,as agent, in
  Globus Cold Storage limited liability company(GCS) subsidiary       1,960,000

Stockholders' equity:
  Common stock, $.001 par value, authorized -
   50,000,000 shares, issued and outstanding -
   8,730,872 at September 30, 2003                                        8,731
  Additional paid-in-capital                                          7,815,240
  Deficit                                                            (6,884,952)
                                                                   ------------
     Total stockholders' equity                                         939,019
                                                                   ------------
Total liabilities and stockholders' equity                         $  5,871,902
                                                                   ============

                       See notes to financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED SEPTEMBER 30,


                                                       2003            2002
                                                   ------------    ------------

Net sales                                          $  9,824,033    $ 11,790,447

Cost of goods sold                                    9,342,573      11,315,034
                                                   ------------    ------------

Gross profit                                            481,460         475,413
                                                   ------------    ------------
Operating expenses:
  Selling                                               117,858         145,120
  General and administrative expenses                   189,587         121,970
  Deprecation and amortization                            2,872          27,284
  Provision for doubtful accounts                     1,129,016          32,500
                                                   ------------    ------------

     Total operating expenses                         1,439,333         326,874
                                                   ------------    ------------

Income (loss) from operations                          (957,873)        148,539

Interest expense                                         (5,181)        (17,214)
                                                   ------------    ------------

Income (loss) before income taxes                      (963,054)        131,325

Income taxes                                                 --              --
                                                   ------------    ------------

Net income (loss)                                  $   (963,054)   $    131,325
                                                   ============    ============

Net income (loss) per common share                 $      (.153)   $       .035
                                                   ============    ============
Weighted average number of shares outstanding         6,284,205       3,757,894
                                                   ============    ============

                       See notes to financial statements.

                      GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                         FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                                Common Stock          Additional
                                          -------------------------     Paid-in-    Accumulated
                                             Shares        Amount       Capital       Deficit
                                          -----------   -----------   -----------   -----------
Balance at September 30, 2001               3,277,872         3,278     5,365,563    (6,053,223)

Common stock issued for purchase
of e-GlobusNet Corp.                          968,000           968        57,112            --

Net income for the year ended
September 30, 2002                                 --            --            --       131,325
                                          -----------   -----------   -----------   -----------

Balance at September 30, 2002               4,245,872   $     4,246   $ 5,422,675   $(5,921,898)

Sale of 2,000,000 shares to
Atlantic Investment(ApS) for $2 per
share, net of $1,960,000 reserve for
49% voting minority interest in GCS         2,000,000         2,000     2,038,000            --

Purchase of 80% interest in title to
Brooklyn property from three directors
in consideration for 2,200,000 shares       2,200,000         2,200       317,800            --

Issuance of stock for services                285,000           285        36,765            --

Net(loss) for the year ended

September 30, 2003                                 --            --            --      (963,054)
                                          -----------   -----------   -----------   -----------

Balance at September 30, 2003               8,730,872   $     8,731   $ 7,815,240   $(6,884,952)
                                          ===========   ===========   ===========   ===========

                       See notes to financial statements.

                    GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                              FOR THE YEARS ENDED SEPTEMBER 30,


                                                                     2003            2002
                                                                 ------------    ------------
Cash flows from operating activities:
  Net income(loss)                                               $   (963,054)   $    131,325
                                                                 ------------    ------------
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                                      2,872          27,284
     Compensation attributed to shares issued for common stock         22,050              --
     Provision for doubtful accounts                                1,129,016          32,500
     Provision of Inventory Allowance                                  34,306              --
     Increase (decrease) in cash flows as a result of change
      in asset and liability account balances:
        Accounts receivable                                        (4,187,737)         45,982
        Inventories                                                    52,000          11,404
        Other current assets                                           (4,150)            600
        Accounts payable                                             (104,222)        (96,430)
        Accrued expenses and other current liabilities:
          Related parties                                             (25,100)             --
          Other                                                        (2,180)        (12,727)
                                                                 ------------    ------------

            Total adjustments                                      (3,083,145)          8,613
                                                                 ------------    ------------

     Net cash provided by (used in) operating activities           (4,046,199)        139,938
                                                                 ------------    ------------
Cash flows from investing activities:
  Acquisition of property and equipment                                    --              --
                                                                 ------------    ------------

     Net cash provided by (used in) investing activities                   --              --
                                                                 ------------    ------------
Cash flows from financing activities:
  Net proceeds (repayment of) bank lines of credit payable              2,246         (24,904)
  Net proceeds from note payable, related parties                     319,800         116,193
  Issuance of 2,000,000 shares common stock for cash                4,000,000              --
                                                                 ------------    ------------

     Net cash provided by financing activities                      4,322,046          91,289
                                                                 ------------    ------------

Net increase in cash and cash equivalents                             275,847         231,227

Cash and cash equivalents at beginning of year                        277,314          46,087
                                                                 ------------    ------------

Cash and cash equivalents at end of year                         $    553,161    $    277,314
                                                                 ============    ============

                       See notes to financial statements.

               GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                              CONSOLIDATED CASH FLOWS
                                    (continued)

                         FOR THE YEARS ENDED SEPTEMBER 30,


                                                              2003         2002
                                                           ----------   ----------
Supplemental disclosures of cash flows information:
  Interest paid                                            $    5,181   $   17,477
  Taxes paid                                                       --           --

Schedule of non-cash operating activities:

  Issuance of stock for services                           $   37,050           --

Schedule of non-cash investing activities:

  Issuance of stock for 80% interest in title to
      Brooklyn real property                               $  320,000           --

  Issuance of stock for investment in multi-lingual
    Internet software                                              --   $   58,080

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

     GBIR primarily exports food products, construction supplies, stationary supplies and various other tangible goods from manufacturers in western Europe to customers in Russia and the Ukraine. GBIR has two subsidiaries, Shuttle International("SIL") and Globus Cold Storage limited liability company("GCS"). SIL, incorporated in New York on September 3, 1991, is a wholly owned subsidiary of GBIR and primarily exports auto parts and clothing from manufacturers in the United States to customers in Russia and the Ukraine. GCS, established in the Russian Federation on May 6, 2003, is a 51% owned subsidiary of GBIR and intends to construct and operate a public cold storage facility for frozen and chilled foods located in Moscow, Russia. The total estimated project cost of this facility is approximately $8,879,000. GCS intends to finance the cost of the project by a combination of capital contributions from GBIR(estimated at approximately $4,000,000) and a loan from the Overseas Private Investment Corporation("OPIC"), an agency of the United States government(estimated at approximately $4,879,000). The total equity in GCS is to be $4,000,000. Therefore, GBIR's 51% interest is $2,040,000 and the 49% voting interest owned by other investors will be $1,960,000. Since GBIR is obligated to provide $4,000,000 in capital contributions to GCS and only receives a 51% interest, GBIR's consolidated financial statements have reflected a $1,960,000 reserve for the minority interest in GCS since GBIR is acting as an agent for the investors. On December 5, 2003 GBIR(the sponsor) filed an application for financing of the GCS cold storage facility with OPIC which is currently pending. The Company is optimistic that this loan will be approved in early 2004 which will result in the commencement of construction estimated to be completed within one year. At September 30, 2003 GCS has no assets or liabilities. In addition, there are no outstanding commitments for the construction of the facilities or commitments in existence for the purchase or sale of product related to the facility.

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

     Revenue recognition:

     The Company recognizes revenues in the period in which its products are shipped to its customers and the Company records expenses in the period in which they are incurred, all in accordance with generally accepted accounting principles in the United States.

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

     The Company's accounts receivable are only represented by approximately 10 customers located in Russia and the Ukraine, so collections are dependent on stable foreign, political and economic conditions in these countries in general and the financial health of those customers. In addition, the nature of the products sold and their seasonality may affect collection patterns. Consequently, the accompanying financial statements reflect an allowance for doubtful accounts of $1,497,673 and $2,903,270 at September 30, 2003 and 2002, respectively.

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

     Property and equipment:

     The building, as further described in Notes 4 and 8, is depreciated over 39 years. The cost of other property and equipment is depreciated over the estimated useful lives of the related assets of 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes. Repairs and maintenance expenditures which do not extend original asset lives are charged to income as incurred.

     Goodwill:

     Goodwill arising from the acquisition of a subsidiary's minority interest in 1996 was being amortized over a fifteen-year period. Amortization charged to operations was $0 and $21,570 in 2003 and 2002, respectively. New accounting rules now require the appraisal of goodwill in lieu of amortization. At September 30, 2003 the amount of goodwill recorded appears reasonable and will continually be analyzed.

     Per share data:

     Net income(loss) per share was computed by the weighted average number of shares outstanding during each period.

     Going concern uncertainty and basis of accounting:

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
                                                                   -----------

     As of February 12,2004, no collections have been received from the customer with the $3,129,094 balance, nor has it been reserved for. Although this receivable represents amounts currently beyond the original 120 days terms of sales, the company expects this receivable to be collected in the Spring of 2004 when the seasonal nature of the customer's businesses are more likely to facilitate Company collections.

     During the year ended September 30, 2003, the Company recorded a provision for doubtful accounts of $1,129,016(which increased the allowance for doubtful accounts) and wrote off $2,534,613 fully reserved receivables (which reduced the allowance for doubtful accounts.)

4.   Property and equipment:

     At September 30, 2003, property and equipment consists of:

                                                                                2003
                                                                             ----------
       80% interest in title to Brooklyn, New York property (see note 8):

       Land                                                                  $   80,000
       Building                                                                 240,000
                                                                             ----------
       Subtotal                                                                 320,000
       Data processing and office equipment                                      63,331
       Furniture and fixtures                                                    21,283
       Automobiles and trucks                                                    43,687
                                                                             ----------

       Total                                                                    448,301
       Less: Accumulated depreciation                                           129,139
                                                                             ----------

       Net                                                                   $  319,162
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

5.   Related party transactions:

     Unsecured notes payable:

     At September 30, 2003 unsecured notes payable, related parties consists of:

     To an officer, director and principal stockholder:

       1996 note payable, with interest at
       7% (waived since October 1, 2000) and due on demand (but
       subordinate to $1,220,617 bank line of credit payable and
       not repayable while any balance due this bank is
       outstanding)                                                       $   125,000

       Advances payable, with interest at 0%, and
       due on demand                                                          685,002
                                                                          -----------
                                                                              810,002

       Note payable to corporation controlled by his wife,
       with interest at 5%, due November 16, 2003 (repaid in full
       Novebember, 2003)                                                      250,000
                                                                          -----------
                 Subtotal                                                   1,060,002

       1996 note payable to parents of director and principal
       stockholder, with interest at 15% (waived since October 1, 2000)
       due on demand (but subordinate to $1,220,617 bank line of
       credit payable and not repayable while any balance due this
       bank is outstanding)                                                    20,000
                                                                          -----------
       Total                                                              $ 1,080,002
                                                                          -----------

     Accrued expenses and other current liabilities:

     At September 30, 2003 accrued expenses and other current liabilities, related parties consist of:

       Accrued interest payable relating to the above unsecured
          Notes payable                                                   $    54,950
       Accrued rent payable                                                    32,575
                                                                          -----------
       Total                                                              $    87,525
                                                                          ===========

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002


5.   Related party transactions: (continued)

     Rent payable:

     GBIR and SIL lease warehouse space in Brooklyn, New York from an entity owned by the three directors who jointly owned 100% of the property in which the warehouse space is located until April, 2003. They now own 20% of the property(see note 4). Rent charged to operations for the Brooklyn warehouse space for the years ended September 30,2003 and 2002 was $18,452 and $9,810 respectively. At September 30, 2003, security rent deposits includes $3,000 held for the Company's account by the 20% owners. See Note 8 for a more complete description of the trans- action involving the purchase of the 80% title in this property and other information concerning leasing arrangements with the Company and others occupying 50% of the space.

6.   Bank lines of credit payable:

     At September 30, 2003, bank lines of credit payable consists of:

     Acceptances payable to the bank                             $1,220,617
     Two bank loans payable under lines of credit                    64,400
                                                                 ----------
     Total                                                       $1,285,017
                                                                 ==========


         The $1,220,617 acceptances payable to bank currently bears interest at 12% per annum. The line was originally $3,000,000, however, due to the inability of the Company to pay any portion of the balance in the last three years, the line has been limited to what is outstanding currently. The loan was collateralized by a first lien on all corporate assets not previously pledged or collateralized. While the bank let its UCC filings lapse in 2002, it continues to indicate that the full amount of what was borrowed plus accrued interest(a total of $1,506,367 at September 30, 2003) is due. To date, the bank has taken no measures to collect what it indicates is due or to seek realization through pursuing any assets previously pledged. The Company intends to resume its discussions with the bank as to possible restructuring of the present debt arrangement and is considering whether it should try to sell the Brooklyn, New York property to facilitate fresh discussions with the bank. Since the Company believes that a settlement will ultimately be reached with the bank, no interest expense has been accrued since October of 2001.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002


6.   Bank lines of credit payable: (continued)

     The Company has lines of credit with two other banks totaling $100,000.The lines are guaranteed by the chief executive officer/director/principal stockholder of the Company. Interest during the year ended September 30, 2003 was charged at various rates ranging from 5% to 6%.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002


7.   Income taxes:

     The difference between income taxes computed using the statutory federal income tax rate and that shown in the financial statements are summarized as follows:

                                                    2003          2002
                                                 ----------    ----------

         Income (loss) before income taxes       $ (963,054)   $  131,325
                                                 ----------    ----------
         Computed Federal income tax at 34%        (327,438)       44,651
         Computed state and local income taxes
          net of federal tax benefit                (96,305)       13,133
         Valuation allowance                        423,743       (57,784)
                                                 ----------    ----------

         Provision for income taxes                      --            --
                                                 ----------    ----------

             Net income (loss)                   $ (963,054)   $  131,325
                                                 ==========    ==========

     Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $2,179,060 attributable to the future utilization of $4,952,408 of prior year net operating loss carryforwards will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements as of September 30, 2003. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards available to reduce future federal income taxes expire as follows; $303,549 in year 2020, $3,685,805 in year 2021, and $963,054 in year 2023.

8.   Common stock:

     (a) Common stock issued for services rendered:

         In fiscal 2000, 500,000 shares were issued to different consultants in lieu of cash payments for the exclusive rights to use certain software which is the basis for the portal described in Note 1. 200,000 shares were issued to another consultant in lieu of cash payments for services related to developing the business plan to the internet based portal. The market value of the shares was initially recorded as prepaid costs based on the fact that as of April 2002, the Company used the shares as a down payment towards purchasing the software outright. This purchase was done through the issuance of 968,000 shares for the 100% interest in e-GlobusNet in April 2002. The value of these shares at the time of issuance was $58,080 and this cost was recorded as "Investment in Multi-Lingual Internet Software", along with the down payment of $47,334. At September 30, 2003, this intangible had an aggregate cost of $105,414. New accounting rules now require the appraisal of certain intangible assets. At September 30, 2003, the amount recorded for this intangible appears to be reasonable and will continually be analyzed.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002


8.   Common stock: (continued)

     (a) Common stock issued for services rendered: (continued)

         Three shareholders who owned 28% of e-GlobusNet are also officers, directors and principal shareholders of GBIR. The Company called e-GlobusNet was dissolved, as it is now part of GBIR.

     (b) Common stock issued to current employees:

         In April 2003, 285,000 shares were issued to three long time employees of the Company in lieu of cash for past, present and future services. The share price at the time of issuance was 13 cents per share.$ 22,050 was recorded as an expense during fiscal year 2003. The remaining $ 15,000 is recorded as a prepaid expense to be amortized over the next three quarters in the ensuing year.

     (c) Sale of shares:

         Under an agreement in April, 2003, an unrelated company based in Denmark purchased 2,000,000 shares for $4,000,000 and obtained a right to approve whom will become the owners of the 49% minority interest in GCS. Pursuant to this agreement, GBIR is obligated to provide $4,000,000 in capital contributions to GCS for its 51% interest. The 49% minority investors have been designated in the Articles of Association of GCS but, since they are not required to provide capital representing their 49% of the $4,000,000 capitalization of GCS if the financing is obtained, an equivalent interest($1,960,000) has been set aside from the $4,000,000 received from the Danish corporation since, if the project is financed, that amount will accrue to their benefit.

     (d) Purchase of real estate for stock:

         As mentioned in Note 4, the Company purchased an interest in the title to real property in Brooklyn, New York in which it had been previously leasing warehouse space As a result of the purchase of the 80% title, the three directors of the company who owned the property now own the remaining 20%. The property had an appraised value of $400,000 resulting in 80% or $320,000 being recorded as a fixed asset in April, 2003. In exchange, the directors received 2,200,000 shares of common stock. The three directors now own a total of 3,796,666 shares of the Company.

         The 80% title assigned designated responsibility for payments in satisfaction of the existing mortgage on the Brooklyn property to the three directors of the Company. At September 30, 2003, the mortgage balance was approximately $87,000 and payments to the instititon holding it remain current. The Company is currently making monthly payments to the institution on behalf of the directors of $1,731, which includes principal and interest and real estate taxes. Rental income earned under prior leases executed with the three directors for space occupied by third party tenants for the 50% of the building not occupied by the Company are being collected by the three directors. Rent expense incurred by the Company since April, 2003 represents the payments of the mortgage on behalf of those directors. Other costs to maintain and operate the real estate, such as insurance, are being paid by the directors.

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

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002


9.   Major relationships and segment information: (continued)

                                                       For the Years Ended
                                                          September 30,
                                                     ----------------------
                                                       2003          2002
                                                     --------      --------
     Net sales:
         Food products and other materials           $  9,243      $ 11,284
         Auto parts and clothing                          581           506
                                                     --------      --------
                                                     $  9,824      $ 11,790
                                                     ========      ========
     Income(loss) from operations:
         Food products and other materials           $   (944)     $    103
         Auto parts and clothing                          (14)           46
                                                     --------      --------
                                                     $   (958)     $    149
                                                     ========      ========
     Depreciation and amortization:
         Food products and other materials           $      3      $     23
         Auto parts and clothing                           --             4
                                                     --------      --------
                                                     $      3      $     27
                                                     ========      ========
     Capital expenditures:
         Food products and other materials           $     --      $     --
         Auto parts and clothing                           --            --
                                                     --------      --------
                                                     $     --      $     --
                                                     ========      ========
     Identifiable assets:
         Food products and other materials           $  5,686      $  2,116
         Auto parts and clothing                          186           171
                                                     --------      --------
                                                     $  5,872      $  2,287
                                                     ========      ========

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

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002


10.  Commitments and contingencies:

     Leases:

     The Company is a lessee under an operating real property lease for office space expiring in 2006. Rent expense charged to operations for the years ended September 30, 2003 and 2002, which includes rent expense for the Brooklyn property, was $67,568 and $69,356 respectively. It includes month to month storage charges for product of approximately $15,000 for the year ended September 30, 2003. Future minimum annual rent commitments as of September 30, 2003 are as follows:

                  Years Ended
                  September 30,                   Amount
                  -------------                ------------
                      2004                     $     37,920
                      2005                           37,920
                      2006                           18,960
                                               ------------
                      Total                    $     94,800
                                               ============

     Financing and construction commitments relating to GCS:

     As described in Note 1, GCS has applied for a $4,879,000 loan from OPIC to partially finance the construction of a public cold storage facility for frozen and chilled foods located in Moscow, Russia. If and when the loan commitment is received, GBIR will be obligated to make $4,000,000 in capital contributions to GCS.