Form 10QSB/A
period 2003-12-31
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2004-03-11
CIK 1033114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB/A
                                (Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from                   to
                                     -----------------    -----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         8,730,872 shares, $.001 par value, as of February 2, 2004 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                DECEMBER 31, 2003
                                   (Unaudited)

                                    I N D E X

                                                                        Page No.
                                                                        --------

Part I - Financial Information:

      Item 1.  Consolidated Financial Statements (Unaudited):

               Balance Sheets
               As at December 31, 2003 and September 30, 2003 ......      3

               Statements of Operations
               For the Three Months Ended
               December 31, 2003 and 2002 ..........................      4

               Statements of Changes in Stockholders' Equity
               For the Three Months Ended December 31, 2003
               and Year Ended September 30, 2003....................      5

               Statements of Cash Flows
               For the Three Months Ended
               December 31, 2003 and 2002...........................      6

               Notes to Consolidated Financial Statements ..........      7-15


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................      16


      Item 3.  Certifications.......................................      17-18

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                    December 31,   September 30,
                                                        2003           2003
                                                    (Unaudited)
                                                    ------------   ------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                        $    343,154   $    553,161
   Accounts receivable                                 4,645,037      4,758,144
   Inventories                                            39,314         39,314
   Other assets                                           22,734         19,750
                                                    ------------   ------------
            Total current assets                       5,050,239      5,370,369
                                                    ------------   ------------

Property and equipment - at cost,
   net of accumulated depreciation                       316,905        319,162
                                                    ------------   ------------

Other assets:
   Goodwill                                               67,517         67,517
   Investment in multi-lingual internet software         105,414        105,414
   Security rent deposits                                  9,440          9,440
                                                    ------------   ------------
            Total other assets                           182,371        182,371
                                                    ------------   ------------

Total assets                                        $  5,549,515   $  5,871,902
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank lines of credit payable                     $  1,298,950   $  1,285,017
   Unsecured notes payable, related parties              829,002      1,080,002
   Accounts payable                                      383,279        470,787
   Accrued expenses and other current
      Liabilities: related parties                        87,525         87,525
   Other                                                  44,429         49,552
                                                    ------------   ------------
            Total current liabilities                  2,643,185      2,972,883
                                                    ------------   ------------

Reserve for 49% voting minority interest, as agent,
in Globus Cold Storage Limited Liability
Company (GCS) subsidiary                               1,960,000      1,960,000

Stockholders' equity:
   Common stock, $.001 par value, authorized -
      50,000,000 shares, issued and outstanding -
      8,730,872                                            8,731          8,731
   Additional paid-in capital                          7,815,240      7,815,240
   Deficit                                            (6,877,641)    (6,884,952)
                                                    ------------   ------------
   Total Stockholders' Equity                            946,330        939,019
                                                    ------------   ------------

   Total Liabilities and Stockholders'              $  5,549,515   $  5,871,902
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

Sale of 2,000,000 shares to
Atlantic Investment (ApS) for $ 2 per
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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     (a) Description of Business:

         Globus International Resources Corp. (GBIR) was originally incorporated in Nevada on October 24, 1984 under the name Ross Custom Electronics ("Ross"). On May 6, 1995 Globus Food Systems International Corp., a privately held Delaware Corporation, was merged into Ross. On October 18, 1996, Globus Food Systems International Corp. changed its name to GBIR.

         GBIR primarily exports food products, construction supplies, stationary supplies and various other tangible goods from manufacturers in western Europe to customers in Russia and the Ukraine. GBIR has two subsidiaries, Shuttle International ("SIL") and Globus Cold Storage Limited Liability Company ("GCS"). SIL, incorporated in New York on September 3, 1991, is a wholly owned subsidiary of GBIR and primarily exports auto parts and clothing from manufacturers in the United States to customers in Russia and the Ukraine. GCS, established in the Russian Federation on May 6, 2003, is a 51% owned subsidiary of GBIR and intends to construct and operate a public cold storage facility for frozen and chilled foods located in Moscow, Russia. The total estimated project cost of this facility is approximately $8,879,000. GCS intends to finance the cost of the project by a combination of capital contributions from GBIR (estimated at approximately $4,000,000) and a loan from the Overseas Private Investment Corporation ("OPIC"), an agency of the United States government (estimated at approximately $4,879,000). The total equity in GCS is to be $4,000,000. Therefore, GBIR's 51% interest is $2,040,000 and the 49% voting interest owned by other investors will be $1,960,000. Since GBIR is obligated to provide $4,000,000 in capital contributions to GCS and only receive a 51% interest, GBIR's consolidated financial statements have reflected a $1,960,000 reserve for the minority interest in GCS since GBIR is acting as an agent for the investors. On December 5, 2003 GBIR (the sponsor) filed an application for financing of the GCS cold Storage facility with OPIC which is currently pending. The Company if optimistic that this loan will be approved in early 2004 which will result in the commencement of construction estimated to be completed within one year. At December 31, 2003 GCS has no assets or liabilities. In addition, there are no outstanding commitments for the construction of the facilities or commitments in existence for the purchase or sale of products related to the facility.

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

     (b) Principles of Consolidation:

         The accompanying consolidated financial statements as at December 31, 2003 and September 30, 2003 and for the three months ended December 31, 2003 and 2002 include the accounts of GBIR, its wholly owned subsidiary SIL, and its 51% owned subsidiary GCS (collectively the "Company".) All material intercompany transactions and balances have been eliminated in consolidation.

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

         1996 note payable to parents of director and
         principal stockholder, interest at 15% (waived
         since October 1, 2000), due on demand (but subord-
         inate to $1,220,617 bank line of credit payable and
         not repayable while any balance due this
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

         Rent Payable:

         GBIR and SIL lease warehouse space from an entity owned by the three directors who owned 100% of the property until April, 2003 and now own 20% of the property (see note 7). Rent charged to operations for the three months ended December 31, 2003 and 2002 was $5,696 and $2,100, respectively. $32,575 was unpaid and included in accrued expenses and other current liabilities-related parties at December 31, 2003 and September 30, 2003. The leases, which expire in 2005, now require aggregate monthly rentals of $1,731 to be paid to or on behalf of the 20% owners of the property; these owners are responsible for debt service and real estate taxes on the property.

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

NOTE 8 - MAJOR RELATIONSHIPS AND SEGMENT INFORMATION.

         The Company is comprised of two business segments with the new internet based business not yet deriving revenue. The distribution of food products, other materials and supplies business segment is operated by GBIR; the distribution of auto paint and parts and clothing business segment is operated by SIL. Set forth below are sales, operating income(loss), capital expenditures, depreciation and amortization and identifiable assets of the segments (in thousandths of dollars).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Revenues decreased $1,497,778 for the three months ending December 31, 2003 compared to the same period for 2002, due primarily to the large outstanding accounts receivables for certain customers, limiting the amount of funds available to purchase new products. These amounts are expected to be collected in the spring 2004. An emphasis has also been placed on a new subsidiary (GCS) and its intention to construct a public cold storage facility for frozen and chilled foods located in Moscow, Russia. Until it is built and generating revenue, certain funds are committed to this project. The gross margins on the sales for the same period increased from 3.5% to 9.2%.

Selling expenses for the three months ending December 31, 2003 compared to the same period for 2002 remained constant, increasing $418. The largest costs related to travel expenses incurred in trying to diversify the product lines and customer base.

General and administrative costs increased $15,440 for the three months ending December 31, 2003 compared to 2002 due to a larger rent expense for the Brooklyn, NY property of SIL, and certain legal and insurance costs incurred during the period.

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

Liquidity and Capital Resources:

The Company's working capital at December 31, 2003 was $2,407,054. The Company's primary sources of working capital have been net proceeds from (i) the sale of 2,000,000 shares in 2003, and (ii) advances from related parties.

Currently the Company's primary cash requirements include (i) the funding of its inventory purchases for and receivables from sales of products and (ii) ongoing selling, administrative and other operating expenses. Management believes that the Company's cash liquidity position will also be enhanced by the commencement of the new internet based portal business which will enable the company to obtain a new line of customers and that its present two unsecured bank lines aggregating $100,000, and its existing cash position should be in aggregate, sufficient to fund the Company's operation for the next twelve months. The above assumes the Company's operations are consistent with management's expectations which are expected to be an improvement from fiscal 2003. If the cold storage project (note 1) comes to fruition the Company believes that they will have ample funds in future years to both maintain a strong cash position as well as continue to expand the business as desired. If the project does not take place, there can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing elected by the Company will depend upon its conditions in the financial markets. Moreover any statement regarding the Company's ability to fund its operations from expected cash flows is speculative in nature and inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.