Form 10QSB
period 2004-03-31
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2004-05-17
CIK 1033114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         8,730,872 shares, $.001 par value, as of May 2, 2004 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                 MARCH 31, 2004

                                   (Unaudited)

                                    I N D E X

                                                                        Page No.
                                                                        --------

Part I - Financial Information:

         Item 1.  Consolidated Financial Statements (Unaudited):

                  Balance Sheets

                  As at March 31, 2004 and September 30, 2003 ........    3

                  Statements of Operations
                  For the Six Months Ended
                  March 31, 2004 and 2003 ............................    4

                  Statements of Changes in Stockholders' Equity
                  For the Six Months Ended March 31, 2004
                  and Year Ended September 30, 2003...................    5

                  Statements of Cash Flows
                  For the Six Months Ended
                  March 31, 2004 and 2003.............................    6

                  Notes to Consolidated Financial Statements .........    7-15


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................    16


         Item 3.  Certifications......................................    17-19

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                      March 31,    September 30,
                                                        2004           2003
                                                     (Unaudited)
                                                    ------------   ------------
                                     ASSETS

Current assets:

   Cash and cash equivalents                        $    238,353   $    553,161
   Accounts receivable                                 4,600,482      4,758,144
   Inventories                                            59,314         39,314
   Other assets                                           17,238         19,750
                                                    ------------   ------------
            Total current assets                       4,915,387      5,370,369
                                                    ------------   ------------

Property and equipment - at cost,
   net of accumulated depreciation                       314,648        319,162
                                                    ------------   ------------

Other assets:

   Goodwill                                               67,517         67,517
   Investment in multi-lingual internet software         105,414        105,414
   Security rent deposits                                  9,440          9,440
                                                    ------------   ------------
            Total other assets                           182,371        182,371
                                                    ------------   ------------

Total assets                                        $  5,412,406   $  5,871,902
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Bank lines of credit payable                     $  1,301,363   $  1,285,017
   Unsecured notes payable, related parties              820,907      1,080,002
   Accounts payable                                      265,360        470,787
   Accrued expenses and other current
      Liabilities: related parties                        78,725         87,525
   Other                                                  44,680         49,552
                                                    ------------   ------------
            Total current liabilities                  2,511,035      2,972,883
                                                    ------------   ------------

Reserve for 49% voting minority interest,as agent,
in Globus Cold Storage Limited Liability
Company(GCS)subsidiary                                 1,960,000      1,960,000

Stockholders' equity:

   Common stock, $.001 par value, authorized -
      50,000,000 shares, issued and outstanding -
      8,730,872                                            8,731          8,731
   Additional paid-in capital                          7,815,240      7,815,240
   Deficit                                            (6,882,600)    (6,884,952)
                                                    ------------   ------------
   Total Stockholders' Equity                            941,371        939,019
                                                    ------------   ------------

   Total Liabilities and Stockholders'              $  5,412,406   $  5,871,902
      Equity                                        ============   ============


          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                         Six Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------

Net sales                                          $  1,806,952    $  3,506,681
Cost of goods sold                                    1,659,452       3,358,090
                                                   ------------    ------------
Gross profit                                            147,500         148,591
                                                   ------------    ------------
Operating expenses:

   Selling                                               54,689          57,528
   General and administrative                            83,564          61,177
   Depreciation and amortization                          4,514           4,790
   Allowance for doubtful accounts                           --           2,600
                                                   ------------    ------------
Total Operating Expenses                                142,767         126,095
                                                   ------------    ------------

Income (loss) from operations                             4,733          22,496

Interest expense                                          2,381          (3,017)
                                                   ------------    ------------
Income (loss) before income taxes                         2,352          19,479
Income taxes                                                 --           2,080
                                                   ------------    ------------
Net income (loss)                                  $      2,352    $     17,399
                                                   ============    ============
Net income (loss)

   per common share                                $       .001    $       .004
                                                   ============    ============
Weighted average number

   of shares outstanding                              8,730,872       4,245,872
                                                   ============    ============


          See accompanying notes to consolidated financial statements.


                  GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                       (Unaudited)

        FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND YEAR ENDED SEPTEMBER 30, 2003


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
                                       ==========   ==========   ==========   ==========

Sale of 2,000,000 shares to
Atlantic Investment (ApS)for $2 per
share, net of $1,960,000 reserve for
49% voting minority interest
in GCS                                  2,000,000        2,000    2,038,000           --

Purchase of 80% of land and
Building from 3 directors for
2,200,000 shares                        2,200,000        2,200      317,800           --

Issuance of stock for services            285,000          285       36,765           --

Net (loss) for the year ended
September 30, 2003                             --           --           --     (963,054)
                                       ----------   ----------   ----------   ----------
Balance at September 30, 2003           8,730,872        8,731    7,815,240   (6,884,952)
                                       ==========   ==========   ==========   ==========

Net Income for Six months
ended March 31, 2004                           --           --           --        2,352
                                       ----------   ----------   ----------   ----------
Balance at March 31, 2004               8,730,872        8,731    7,815,240   (6,882,600)
                                       ==========   ==========   ==========   ==========


                 GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)

                                                        For the Six Months Ended
                                                                March 31,
                                                        ------------------------
                                                          2004          2003
                                                        ---------     ---------
Cash flows from operating activities:
  Net income (loss)                                     $   2,352     $  17,399
                                                        ---------     ---------
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                             4,514           410
  Provision for doubtful accounts                              --            --
  Provision for inventory allowance                            --        15,900
  Increase (decrease) in cash flows as a
    result of changes in asset and liability
    account balances:
      Accounts receivable                                 157,662      (257,036)
      Inventories                                         (20,000)           --
      Other assets                                          2,512        (6,250)
      Accounts payable                                   (205,427)      (32,368)
      Accrued expenses and other current liabilities:
        Related parties                                    (8,800)      (10,000)
        Other                                              (4,872)        1,021
                                                        ---------     ---------
  Total adjustments                                       (74,411)     (288,323)
                                                        ---------     ---------
Net cash provided by (used in) operating activities       (72,059)     (270,924)
                                                        ---------     ---------

Cash flows from investing activities:
  Acquisition of property assets                                0             0
                                                        ---------     ---------
Net cash provided by investing activities                       0             0
                                                        ---------     ---------

Cash flows from financing activities:
  Proceeds from (repayment of) bank
    lines of credit payable                                16,346         5,467
  Proceeds from (repayment of)
    note payable-related parties                         (259,095)      217,300
                                                        ---------     ---------
Net cash provided by (used in) financing activities      (242,749)      222,767
                                                        ---------     ---------

Net increase (decrease) in cash and cash equivalents     (314,808)      (48,157)

Cash and cash equivalents at beginning of year            553,161       277,314
                                                        ---------     ---------
Cash and cash equivalents at end of year                $ 238,353     $ 229,151
                                                        =========     =========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                         $   2,381     $   3,017
                                                        =========     =========
  Taxes paid                                            $     -0-     $   2,080
                                                        =========     =========

          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

NOTE 1 - BASIS OF PRESENTATION.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004. The results of operations for the six months ended March 31, 2004 and 2003 and cash flows for the six months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

         GBIR primarily exports food products, construction supplies, stationary supplies and various other tangible goods from manufacturers in western Europe to customers in Russia and the Ukraine. GBIR has two subsid-iaries, Shuttle International("SIL") and Globus Cold Storage Limited Liability Company("GCS"). SIL, incorporated in New York on September 3, 1991, is a wholly owned subsidiary of GBIR and primarily exports auto parts and clothing from manufacturers in the United States to customers in Russia and the Ukraine. GCS, established in the Russian Federation on May 6, 2003, is a 51% owned subsidiary of GBIR and intends to construct and operate a public cold storage facility for frozen and chilled foods located in Moscow, Russia. The total estimated project cost of this facility is approximately $8,879,000. GCS intends to finance the cost of the project by a combination of capital contribu-tions from GBIR(estimated at approximately $4,000,000) and a loan from the Overseas Private Investment Corporation("OPIC"), an agency of the United States government(estimated at approximately $4,879,000). The total equity in GCS is to be $4,000,000. Therefore, GBIR's 51% interest is $2,040,000 and the 49% voting interest owned by other investors will be $1,960,000. Since GBIR is obligated to provide $4,000,000 in capital contributions to GCS and only receive a 51% interest, GBIR's consolidated financial statements have reflected a $1,960,000 reserve for the minority interest in GCS since GBIR is acting as an agent for the investors. On December 5, 2003 GBIR(the sponsor) filed an application for financing of the GCS cold Storage facility with OPIC which is currently pending. The Company is optimistic that this loan will be approved in the summer of 2004 which will result in the commencement of construction estimated to be completed within one year. At March 31, 2004 GCS has no assets or liabilities. In addition, there are no outstanding commitments for the construction of the facilities or commitments in existence for the purchase or sale of products related to the facility.

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

     (b) Principles of Consolidation:

         The accompanying consolidated financial statements as at March 31, 2004 and September 30, 2003 and for the six months ended March 31, 2004 and 2003 include the accounts of GBIR, its wholly owned subsid- iary SIL, and its 51% owned subsidiary GCS(collectively the "Company".) All material intercompany transactions and balances have been elim- inated in consolidation.

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

     (e) Cash and Cash Equivalents:

         The Company considers all highly liquid debt instruments purchased with a maturity of Six months or less to be cash equivalents.

     (f) Concentrations of Credit Risk:

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. The Company's accounts receivable are only represented by approximately 10 customers located in Russia and the Ukraine, so collections are dependent on stable foreign, political and economic conditions in these countries in general and the financial health of those customers. In addition, the nature of the products sold and their seasonality may offset collection patterns. Consequently, the accompanying financial statements reflect an allowance for doubtful accounts of $1,497,673 at March 31, 2004 and September 30, 2003.

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

     (i) Goodwill:

         Goodwill arising from the acquisition of a subsidiary's minority interest in 1996 was being amortized over a fifteen-year period. Amortization charged to operation was $2,190 for the six months ended March 31, 2003. New accounting rules now require the appraisal of goodwill in lieu of amortization. At March 31, 2004 the amount of goodwill recorded appears reasonable and will continually be analyzed.

     (j) Per Share Data:

         Net income (loss) per share was computed by the weighted average number of shares outstanding during each period.

NOTE 3 - ACCOUNTS RECEIVABLE-NET:

         At March 31, 2004, accounts receivable-net consists of:

         Customer in Russia                         $ 3,020,971
         Customer in Russia                           1,027,678
         Customer in Russia                             770,939
         All other customers                          1,278,567
                                                    -----------
         Total                                        6,098,155

         Less allowance for doubtful accounts         1,497,673
                                                    -----------
         Net                                          4,600,482

         As of May 12, 2004, $ 108,123 has been received from the customer with the $3,129,094 balance. The balance has not been reserved for. Although this receivable represents amounts currently beyond the original 120 days terms of sales, the company expects this receivable to be collected in spring 2004 when the seasonal nature of the customer's businesses are in force.

         During the year ended September 30, 2003 the Company recorded a Provision for doubtful accounts of $1,129,016(which increased the allowance for doubtful accounts) and wrote off $2,534,613 fully reserved receivables(which reduced the allowance for doubtful accounts.)

NOTE 4 - PROPERTY ASSETS.

         Property assets consist of:

                                                              MARCH 31,   September 30,
                                                                2004           2003
                                                            ------------   ------------

         80% title in Brooklyn, NY property (see note 7):
         Land                                               $     80,000   $     80,000
         Building                                                240,000        240,000
                                                            ------------   ------------
         Subtotal                                                320,000        320,000

         Data processing and office equipment               $     63,331   $     63,331
         Furniture and fixtures                                   21,283         21,283
         Automobiles and trucks                                   43,687         43,687
                                                            ------------   ------------
                                                                 448,301        448,301
         Less: Accumulated depreciation                          133,653        129,139
                                                            ------------   ------------
                                                            $    314,648   $    319,162
                                                            ============   ============

         Depreciation expense charged to operations for the six months ended March 31, 2004 and 2003 amounted to $4,514 and $ 410 respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS.

     (a) Unsecured Notes Payable:

         At March 31, 2004 unsecured notes payable ,related parties consists of the following:

         1996 note payable to officer and director, interest at 7%(waived since October 1, 2000), due on demand (but subordinate to $1,220,617 bank line of credit payable and not repayable
         while any balance due this bank is outstanding)              $  125,000

         Advances payable to officer and director,
         interest at 0%,due on demand                                    675,907

         1996 note payable to parents of director and principal stockholder,interest at 15% (waived since October 1, 2000), due on demand (but subord- inate to $1,220,617 bank line
         of credit payable and not repayable while any balance
         due this bank is outstanding)                                    20,000
                                                                      ----------
         Total                                                        $  820,907
                                                                      ==========

         Accrued interest payable relating to the above notes payable totaling $54,950 at March 31, 2004 and September 30, 2003 is included in accrued expenses and other current liabilities-related parties.

         Rent Payable:

         GBIR and SIL lease warehouse space from an entity owned by the three directors who owned 100% of the property until April, 2003 and now own 20% of the property (see note 7). Rent charged to operations for the six months ended March 31, 2004 and 2003 was $11,392 and $4,200, respectively. $32,575 was unpaid and included in accrued expenses and other current liabilities-related parties at March 31, 2004 and September 30, 2003. The leases, which expire in 2005, now require aggregate monthly rentals of $1,731 to be paid to or on behalf of the 20% owners of the property;these owners are responsible for debt service and real estate taxes on the property.

NOTE 6 - FINANCING ARRANGEMENT.

         (i) SHORT-TERM DEBT:

             At March 31, 2004, the Company had various credit facilities available:

             A bank note exists for direct borrowings and acceptances in the amount of $1,220,617 on direct borrowings, currently at 12% interest per annum. The line was originally $3,000,000, however due to the inability of the Company to pay any portion of the balance in the last two years, the line has been limited to what is outstanding currently. The line is collateralized by a first lien on all corporate assets not previously pledged or collateralized. The Company is presently in discussions to sell a building owned by the Six officers, of which certain of the proceeds will be paid to the bank. At that point, the Company intends to continue discussions with the bank as to possible restructuring of the present debt arrangement. Due to the possible restructure, no interest expense was accrued since October, 2001.

             The Company has lines of credit with two other banks totaling $100,000 in the aggregate.This $100,000 is guaranteed by an officer of the Company. Interest during the six months ended March 31, 2004 and 2003 was charged at various rates of 5.00% to 6%.

                                                                 March 31,   September 30,
                                                                   2004           2003
                                                               ------------   ------------

         Bank borrowing outstanding at March 31, 2004 and September 30, 2003 amounted to:

         Acceptances payable under the $1,220,617 bank note    $  1,220,617   $  1,220,617

         Other bank loans payable(2) under lines of credit           80,746         64,400
                                                               ------------   ------------
                                                               $  1,301,363   $  1,285,017
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

         Six shareholders who owned 28% of e-GlobusNet are also officers and directors of GBIR. The company called e-GlobusNet was dissolved, as it is now part of GBIR.

     (b) COMMON STOCK ISSUED TO CURRENT EMPLOYEES:

         In April, 2003 285,000 shares were issued to three long time employees of the Company in lieu of cash for past, present and future services. The share price at the time of issuance was 13 cents per share. $22,050 was recorded as an expense during fiscal year 2003. $10,000 was recorded as an expense during the six months ending March 31, 2004. The remaining $5,450 is recorded as a prepaid expense to be amortized over the next quarter.

     (c) SALE OF SHARES:

         Under an agreement, one company based in Denmark purchased 2,000,000 shares for $4,000,000 during the Six months ending June 30, 2003 and obtained a right of approval over the 49% minority interest in GCS. Pursuant to this agreement, GBIR is obligated to provide $4,000,000 in capital contributions to GCS for its 51% interest. Thus, GBIR has recorded the $4,000,000 received from the stock sale as follows:$2,040,000 as a capital contribution and $1,960,000 as a reserve for minority interest in GCS.

     (d) PURCHASE OF REAL ESTATE FOR STOCK:

         As mentioned in Note 4, the Company purchased 80% ownership of land and a building owned by Six directors of the Company. The property was appraised at a value of $400,000, resulting in 80%, or $320,000 being recorded as a fixed asset in April, 2003. In exchange the directors received 2,200,000 more shares of common stock. The Six directors now own a total of 3,796,666 shares of the Company.

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

                                                           For the Six
                                                           Months Ended
                                                          March 31, 2004
                                                         -----------------

         Net sales:
           Food products and other materials               $      1,596
           Auto parts and clothing                                  211
                                                           ------------
                                                           $      1,807
                                                           ============
         Operating income(loss):
           Food products and other materials               $         32
           Auto parts and clothing                                  (23)
                                                           ------------
                                                           $          9
                                                           ============
         Depreciation and amortization:
           Food products and other materials               $          4
           Auto parts and clothing                                    1
                                                           ------------
                                                           $          5
                                                           ============
         Identifiable assets:
           Food products and other materials               $      5,241
           Auto parts and clothing                                  171
                                                           ------------
                                                           $      5,412
                                                           ============

NOTE 9 - COMMITMENTS AND CONTINGENCIES.

Leases:

The Company is a lessee under an operating real property lease for office space expiring in 2006. Rent expense charged to operations for the six months ending March 31, 2004 and 2003, which also includes rent expense for the Brooklyn, New York property was $28,658 and $22,846, respectively. Future minimum rent Commitments as of March 31, 2004 are as follows:

Years ended September 30,

         2004                   $ 18,960
         2005                   $ 37,920
         2006                   $ 18,960
                                --------
         Total                  $ 75,840
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Revenues decreased $1,699,729 for the six months ending March 31, 2004 compared to the same period for 2002, due primarily to the the large outstanding accounts receivables for certain customers, limiting the amount of funds available to purchase new products. These amounts are expected to be collected in the spring 2004. An emphasis has also been placed on a new subsidiary(GCS) and its intention to construct a public cold storage facility for frozen and chilled foods located in Moscow, Russia. Until it is built and generating revenue, certain funds are committed to this project. The gross margins on the sales for the same period increased from 4.2% to 8.2%.

Selling expenses for the six months ending March 31, 2004 compared to the same period for 2003 remained constant, decreasing $2,839. The largest costs related to travel expenses incurred in trying to diversify the product lines and customer base.

General and administrative costs increased $22,387 for the six months ending March 31, 2004 compared to 2003 due to a larger rent expense for the Brooklyn, NY property of SIL, and certain legal and insurance costs incurred during the period as well as consulting costs committed to be paid in 2004.

Depreciation and interest expense remained stable during the six months ended March 31, 2004 compared to 2003.

Financial Condition:

Cash and cash equivalents decreased to $238,343 at March 31, 2004 from $553,161 at September 30, 2003 due to the payback of $251,000 in loans from directors at the same time that revenues decreased and several large accounts receivables are still uncollected from September 30, 2003.

Accounts receivable decreased only slightly to $4,600,482 at March 31, 2004 compared to $4,758,144 at September 30, 2003 as several large customer balances are expected to be collected in spring 2004.

Accounts payable decreased to $265,360 at March 31, 2004 compared to $470,787 at September 30, 2003, as the company has made an effort to keep their vendor balances down even in the current situation where accounts receivable balances are being collected at a slower pace. Also the decreased revenues has resulted in less vendor purchases.

Notes payable to related parties decreased $259,095 to $820,907 at March 31, 2004 from $1,080,002 at September 30, 2003 as a note due in November, 2003 for 251,000 was repaid in full.

Liquidity and Capital Resources:

The Company's working capital at March 31, 2004 was $2,404,352. The Company's primary sources of working capital have been net proceeds from (i)customer sales
(ii)the sale of 2,000,000 shares in 2003, and (ii)advances from related parties.

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