Form 10QSB
period 2004-06-30
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2004-08-10
CIK 1033114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from _________________ to _________________


                         Commission file number 0-24709
                                                -------

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


        Registrant's telephone number, including area code: 212-558-6100
                                                            ------------

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         8,730,872 shares, $.001 par value, as of July 26, 2004 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                  JUNE 30, 2004

                                   (Unaudited)

                                    I N D E X

                                                                        Page No.
                                                                        --------

Part I - Financial Information:

         Item 1.  Consolidated Financial Statements (Unaudited):

                  Balance Sheets

                  As at June 30, 2004 and September 30, 2003 ................3

                  Statements of Operations
                  For the Nine Months Ended
                  June 30, 2004 and 2003 ....................................4

                  Statements of Changes in Stockholders' Equity
                  For the Nine Months Ended June 30, 2004
                  and Year Ended September 30, 2003..........................5

                  Statements of Cash Flows
                  For the Nine Months Ended
                  June 30, 2004 and 2003.....................................6

                  Notes to Consolidated Financial Statements .............7-15


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................16


         Item 3.  Certifications.........................................17-19


              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                             June 30,      September 30,
                                                               2004            2003
                                                           -------------   -------------
                                                            (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                               $     259,310   $     553,161
   Accounts receivable                                         4,655,236       4,758,144
   Inventories                                                    59,314          39,314
   Other assets                                                    8,742          19,750
                                                           -------------   -------------
            Total current assets                               4,982,602       5,370,369
                                                           -------------   -------------
Property and equipment - at cost,
   net of accumulated depreciation                               312,391         319,162
                                                           -------------   -------------

Other assets:
   Goodwill                                                       67,517          67,517
   Investment in multi-lingual internet software                 105,414         105,414
   Security rent deposits                                          9,440           9,440
                                                           -------------   -------------
            Total other assets                                   182,371         182,371
                                                           -------------   -------------

Total assets                                               $   5,477,364   $   5,871,902
                                                           =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank lines of credit payable                            $   1,296,204   $   1,285,017
   Unsecured notes payable, related parties                      820,907       1,080,002
   Accounts payable                                              314,176         470,787
   Accrued expenses and other current
      Liabilities: related parties                                78,725          87,525
   Other                                                          45,831          49,552
                                                           -------------   -------------
            Total current liabilities                          2,555,843       2,972,883
                                                           -------------   -------------

Reserve for 49% voting minority interest,as agent,
in Globus Cold Storage Limited Liability
Company(GCS)subsidiary                                         1,960,000       1,960,000

Stockholders' equity:
   Common stock, $.001 par value, authorized -
      50,000,000 shares, issued and outstanding -
      8,730,872                                                    8,731           8,731
   Additional paid-in capital                                  7,815,240       7,815,240
   Deficit                                                    (6,862,450)     (6,884,952)
                                                           -------------   -------------
   Total Stockholders' Equity                                    961,521         939,019
                                                           -------------   -------------
   Total Liabilities and Stockholders'
      Equity                                               $   5,477,364   $   5,871,902
                                                           =============   =============

          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                      Nine Months Ended
                                                           June 30,
                                                 ---------------------------
                                                     2004            2003
                                                 ------------   ------------

Net sales                                        $  2,383,453   $  8,772,620
Cost of goods sold                                  2,136,668      8,371,593
                                                 ------------   ------------
Gross profit                                          246,785        401,027
                                                 ------------   ------------
Operating expenses:
   Selling                                             92,740         83,330
   General and administrative                         121,239        122,310
   Depreciation and amortization                        6,771          2,805
   Allowance for doubtful accounts                         --          6,000
                                                 ------------   ------------
Total Operating Expenses                              220,750        214,445
                                                 ------------   ------------

Income (loss) from operations                          26,035        186,582

Interest expense                                        3,533          4,048
                                                 ------------   ------------
Income (loss) before income taxes                      22,502        182,534
Income taxes                                               --          2,961
                                                 ------------   ------------
Net income (loss)                                $     22,502   $    179,573
                                                 ============   ============
Net income (loss)
   per common share                              $       .003   $       .033
                                                 ============   ============
Weighted average number
   of shares outstanding                            8,730,872      5,468,650
                                                 ============   ============

          See accompanying notes to consolidated financial statements.


              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (Unaudited)

    FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND YEAR ENDED SEPTEMBER 30, 2003


                                                  Common Shares           Additional      Accumu-
                                            -------------------------      Paid-in-       lated
                                              Shares         Amount        Capital        Deficit
                                            ----------     ----------     ----------     ----------
Balance at September 30, 2002                4,245,872          4,246      5,422,675     (5,921,898)
                                            ==========     ==========     ==========     ==========
Sale of 2,000,000 shares to
Atlantic Investment (ApS)for $2 per
share, net of $1,960,000 reserve for
49% voting minority interest in GCS          2,000,000          2,000      2,038,000             --

Purchase of 80% of land and
Building from 3 directors for
2,200,000 shares                             2,200,000          2,200        317,800             --

Issuance of stock for services                 285,000            285         36,765             --

Net (loss) for the year ended
September 30, 2003                                  --             --             --       (963,054)
                                            ----------     ----------     ----------     ----------
Balance at September 30, 2003                8,730,872          8,731      7,815,240     (6,884,952)
                                            ==========     ==========     ==========     ==========
Net Income for Nine months
ended June 30, 2004                                 --             --             --         22,502
                                            ----------     ----------     ----------     ----------
Balance at June 30, 2004                     8,730,872          8,731      7,815,240     (6,862,450)
                                            ==========     ==========     ==========     ==========


              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                            For the Nine Months Ended
                                                                    June 30,
                                                           ---------------------------
                                                               2004           2003
                                                           ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                        $     22,502   $    179,573
                                                           ------------   ------------
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                                   6,771          2,805
  Provision for doubtful accounts                                    --          6,000
  Provision for inventory allowance                                  --         46,000
  Increase (decrease) in cash flows as a
    result of changes in asset and liability
    account balances:
      Accounts receivable                                       102,908     (4,186,771)
      Inventories                                               (20,000)        70,100
      Other assets                                               11,008        (26,250)
      Accounts payable                                         (156,611)      (107,463)
      Accrued expenses and other current liabilities:
        Related parties                                          (8,800)       (25,100)
        Other                                                    (3,721)       (12,220)
                                                           ------------   ------------
  Total adjustments                                             (68,445)    (4,232,899)
                                                           ------------   ------------
Net cash provided by (used in) operating activities             (45,943)    (4,053,326)
                                                           ------------   ------------
Cash flows from investing activities:
  Acquisition of property assets                                      0              0
                                                           ------------   ------------
Net cash provided by investing activities                             0              0
                                                           ------------   ------------
Cash flows from financing activities:
  Sale of 2,000,000 shares                                          -0-      4,000,000
  Proceeds from (repayment of) bank
    lines of credit payable                                      11,187          9,613
  Proceeds from (repayment of)
    note payable-related parties                               (259,095)        66,600
                                                           ------------   ------------
Net cash provided by (used in) financing activities            (247,908)     4,076,213
                                                           ------------   ------------

Net increase (decrease) in cash and cash equivalents           (293,851)        22,887

Cash and cash equivalents at beginning of year                  553,161        277,314
                                                           ------------   ------------
Cash and cash equivalents at end of year                   $    259,310   $    300,201
                                                           ============   ============
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                            $      3,533   $      4,048
                                                           ============   ============
  Taxes paid                                               $        -0-   $      2,961
                                                           ============   ============

          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004

NOTE 1 - BASIS OF PRESENTATION.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004. The results of operations for the nine months ended June 30, 2004 and 2003 and cash flows for the nine months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

         GBIR primarily exports food products, construction supplies, stationary supplies and various other tangible goods from manufacturers in western Europe to customers in Russia and the Ukraine. GBIR has two subsid-iaries, Shuttle International("SIL") and Globus Cold Storage Limited Liability Company("GCS"). SIL, incorporated in New York on September 3, 1991, is a wholly owned subsidiary of GBIR and primarily exports auto parts and clothing from manufacturers in the United States to customers in Russia and the Ukraine. GCS, established in the Russian Federation on May 6, 2003, is a 51% owned subsidiary of GBIR and intends to construct and operate a public cold storage facility for frozen and chilled foods located in Moscow, Russia. The total estimated project cost of this facility is approximately $8,879,000. GCS intends to finance the cost of the project by a combination of capital contribu-tions from GBIR(estimated at approximately $4,000,000) and a loan from the Overseas Private Investment Corporation("OPIC"), an agency of the United States government(estimated at approximately $4,879,000). The total equity in GCS is to be $4,000,000. Therefore, GBIR's 51% interest is $2,040,000 and the 49% voting interest owned by other investors will be $1,960,000. Since GBIR is obligated to provide $4,000,000 in capital contributions to GCS and only receive a 51% interest, GBIR's consolidated financial statements have reflected a $1,960,000 reserve for the minority interest in GCS since GBIR is acting as an agent for the investors. On December 5, 2003 GBIR(the sponsor) filed an application for financing of the GCS cold Storage facility with OPIC which is currently pending. The Company is optimistic that this loan will be approved in the summer of 2004 which will result in the commencement of construction estimated to be completed within one year. At June 30, 2004 GCS has no assets or liabilities. In addition, there are no outstanding commitments for the construction of the facilities or commitments in existence for the purchase or sale of products related to the facility.

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

     (b) Principles of Consolidation:

         The accompanying consolidated financial statements as at June 30, 2004 and September 30, 2003 and for the nine months ended June 30, 2004 and 2003 include the accounts of GBIR, its wholly owned subsidiary SIL, and its 51% owned subsidiary GCS(collectively the "Company".) All material intercompany transactions and balances have been eliminated in consolidation.

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

     (f) Concentrations of Credit Risk:

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. The Company's accounts receivable are only represented by approximately 10 customers located in Russia and the Ukraine, so collections are dependent on stable foreign, political and economic conditions in these countries in general and the financial health of those customers. In addition, the nature of the products sold and their seasonality may offset collection patterns. Consequently, the accompanying financial statements reflect an allowance for doubtful accounts of $1,497,673 at June 30, 2004 and September 30, 2003.

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

     (i) Goodwill:

         Goodwill arising from the acquisition of a subsidiary's minority interest in 1996 was being amortized over a fifteen-year period. Amortization charged to operation was $2,190 for the nine months ended June 30, 2003. New accounting rules now require the appraisal of goodwill in lieu of amortization. At June 30, 2004 the amount of goodwill recorded appears reasonable and will continually be analyzed.

     (j) Per Share Data:

         Net income (loss) per share was computed by the weighted average number of shares outstanding during each period.

NOTE 3 - ACCOUNTS RECEIVABLE-NET:

         At June 30, 2004, accounts receivable-net consists of:

         Customer in Russia                                  $  3,020,971
         Customer in Russia                                     1,027,678
         Customer in Russia                                       944,859
         All other customers                                    1,159,401
                                                             ------------
         Total                                                  6,152,909

         Less allowance for doubtful accounts                   1,497,673
                                                             ------------
         Net                                                    4,655,236

         As of June 30, 2004, $108,123 has been received from the customer with the $3,129,094 balance. The balance has not been reserved for. Although this receivable represents amounts currently beyond the original 120 days terms of sales, the company expects this receivable to be collected in summer 2004 when the seasonal nature of the customer's businesses are in force.

         During the year ended September 30, 2003 the Company recorded a Provision for doubtful accounts of $1,129,016(which increased the allowance for doubtful accounts) and wrote off $2,534,613 fully reserved receivables(which reduced the allowance for doubtful accounts.)

NOTE 4 - PROPERTY ASSETS.

         Property assets consist of:

                                                               JUNE 30,     September 30,
                                                                 2004           2003
                                                             ------------   ------------
         80% title in Brooklyn, NY property (see note 7):
         Land                                                $     80,000   $     80,000
         Building                                                 240,000        240,000
                                                             ------------   ------------
         Subtotal                                                 320,000        320,000

         Data processing and office equipment                $     63,331   $     63,331
         Furniture and fixtures                                    21,283         21,283
         Automobiles and trucks                                    43,687         43,687
                                                             ------------   ------------
                                                                  448,301        448,301
         Less: Accumulated depreciation                           135,910        129,139
                                                             ------------   ------------
                                                             $    312,391   $    319,162
                                                             ============   ============

         Depreciation expense charged to operations for the nine months ended June 30, 2004 and 2003 amounted to $6,771 and $ 615 respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS.

     (a) Unsecured Notes Payable:

         At June 30, 2004 unsecured notes payable ,related parties consists of the following:

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
                                                                      ==========

         Accrued interest payable relating to the above notes payable totaling $54,950 at June 30, 2004 and September 30, 2003 is included in accrued expenses and other current liabilities-related parties.

         Rent Payable:

         GBIR and SIL lease warehouse space from an entity owned by the three directors who owned 100% of the property until April, 2003 and now own 20% of the property (see note 7). Rent charged to operations for the nine months ended June 30, 2004 and 2003 was $17,970 and $6,300, respectively. $32,575 was unpaid and included in accrued expenses and other current liabilities-related parties at June 30, 2004 and September 30, 2003. The leases, which expire in 2005, now require aggregate monthly rentals of $1,731 to be paid to or on behalf of the 20% owners of the property;these owners are responsible for debt service and real estate taxes on the property.

NOTE 6 - FINANCING ARRANGEMENT.

         (i) SHORT-TERM DEBT:

             At June 30, 2004, the Company had various credit facilities available:

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

             The Company has lines of credit with two other banks totaling $100,000 in the aggregate.This $100,000 is guaranteed by an officer of the Company. Interest during the nine months ended June 30, 2004 and 2003 was charged at various rates of 5.00% to 6%.


NOTE 6 - FINANCING ARRANGEMENT: (CONTINUED)

         SHORT-TERM DEBT: (CONTINUED)

                                                        June 30,     September 30,
                                                          2004           2003
                                                      ------------   ------------
Bank borrowing outstanding at June 30, 2004 and
September 30, 2003 amounted to:

Acceptances payable under the $1,220,617 bank note    $  1,220,617   $  1,220,617

Other bank loans payable(2) under lines of credit           75,587         64,400
                                                      ------------   ------------
                                                      $  1,296,204   $  1,285,017
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

     (b) COMMON STOCK ISSUED TO CURRENT EMPLOYEES:

         In April, 2003 285,000 shares were issued to three long time employees of the Company in lieu of cash for past, present and future services. The share price at the time of issuance was 13 cents per share. $22,050 was recorded as an expense during fiscal year 2003. $15,000 was recorded as an expense during the nine months ending June 30, 2004.

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

NOTE 8 - MAJOR RELATIONSHIPS AND SEGMENT INFORMATION.

         The Company is comprised of two business segments with the new internet based business not yet deriving revenue. The distribution of food products, construction materials and other materials and supplies business segment is operated by GBIR;the distribution of auto paint and parts and clothing business segment is operated by SIL. Set forth below are sales, operating income(loss), capital expenditures, depreciation and amortization and identifiable assets of the segments(in thousandths of dollars).

                                                          For the Nine
                                                          Months Ended
                                                          June 30, 2004
                                                          -------------

         Net sales:
           Food products and other materials              $       2,042
           Auto parts and clothing                                  341
                                                          -------------
                                                          $       2,383
                                                          =============
         Operating income(loss):
           Food products and other materials              $          70
           Auto parts and clothing                                  (42)
                                                          -------------
                                                          $          28
                                                          =============
         Depreciation and amortization:
           Food products and other materials              $           6
           Auto parts and clothing                                    1
                                                          -------------
                                                          $           7
                                                          =============
         Identifiable assets:
           Food products and other materials              $       5,334
           Auto parts and clothing                                  143
                                                          -------------
                                                          $       5,477
                                                          =============

NOTE 9 - COMMITMENTS AND CONTINGENCIES.

         Leases:

         The Company is a lessee under an operating real property lease for office space expiring in 2006. Rent expense charged to operations for the nine months ending June 30, 2004 and 2003, which also includes rent expense for the Brooklyn, New York property was $46,694 and $25,656, respectively. Future minimum rent Commitments as of June 30, 2004 are as follows:

         Years ended September 30,

         2004                   $  9,480
         2005                   $ 37,920
         2006                   $ 18,960
                                --------
         Total                  $ 66,360
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Revenues decreased $6,389,167 for the nine months ending June 30, 2004 compared to the same period for 2003, due primarily to the the large sales to two customers that took place in the spring of 2003, which were not recurring. An emphasis has also been placed on a new subsidiary(GCS) and its intention to construct a public cold storage facility for frozen and chilled foods located in Moscow, Russia. Until it is built and generating revenue, certain funds are committed to this project. The gross margins on the sales for the same period increased from 4.6% to 10.4%.

Selling expenses for the nine months ending June 30, 2004 compared to the same period for 2003 increased $9,410. The largest costs related to travel and payroll expenses incurred in trying to diversify the product lines and customer base.

General and administrative costs decreased $1,071 for the nine months ending June 30, 2004 compared to 2003 due to an effort to keep overhead down.

Depreciation and interest expense increased $3,966 during the nine months ended June 30, 2004 compared to 2003 due to the depreciation of the purchased building.

Financial Condition:

Cash and cash equivalents decreased to $293,851 at June 30, 2004 from $553,161 at September 30, 2003 due to the payback of $251,000 in loans from directors at the same time that revenues decreased and several large accounts receivables are still uncollected from September 30, 2003.

Accounts receivable decreased only slightly to $4,655,236 at June 30, 2004 compared to $4,758,144 at September 30, 2003 as several large customer balances are expected to be collected in summer 2004.

Accounts payable decreased to $314,176 at June 30, 2004 compared to $470,787 at September 30, 2003, as the company has made an effort to keep their vendor balances down even in the current situation where accounts receivable balances are being collected at a slower pace. Also the decreased revenues has resulted in less vendor purchases.

Notes payable to related parties decreased $259,095 to $820,907 at June 30, 2004 from $1,080,002 at September 30, 2003 as a note due in November, 2003 for 251,000 was repaid in full.

Liquidity and Capital Resources:

The Company's working capital at June 30, 2004 was $2,426,759. The Company's primary sources of working capital have been net proceeds from (i)customer sales
(ii)the sale of 2,000,000 shares in 2003, and (ii)advances from related parties.

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