Form 10KSB
period 2004-09-30
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2004-12-22
CIK 1033114

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB


               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2004

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

Yes [X]  No [ ]

                                                                         1 of 10

         Check if disclosure of delinquent filer in response in Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         Issuer's revenues for its fiscal year ended September 30, 2004 were $3,394,490.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $192,079 as of November 29, 2004.

         The number of shares outstanding of the issuer's common stock as of November 29, 2004 was 8,730,872 shares.

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

         GBIR primarily exports food products, construction supplies, stationary supplies and various other tangible goods from manufacturers in western Europe to customers in Russia and the Ukraine. GBIR has two subsidiaries, Shuttle International("SIL") and Globus Cold Storage Corp.("GCS") SIL, incorporated in New York on September 3, 1991, is a wholly owned subsidiary of GBIR and primarily exports auto parts and clothing from manufacturers in the United States to customers in Russia and the Ukraine. GCS, established in the Russian Federation on May 6, 2003, is a 51% owned subsidiary of GBIR and intends to construct and operate a public cold storage facility for frozen and chilled foods located in Moscow, Russia. The total estimated project cost of this facility is approximately $8,879,000. GCS intends to finance the cost of the project by a combination of capital contributions from GBIR(estimated at approximately $4,000,000) and a loan from the Overseas Private Investment Corporation("OPIC"), an agency of the United States government(estimated at approximately $4,879,000). The total equity in GCS is to be $4,000,000. Therefore, GBIR's 51% interest is $2,040,000 and the 49% voting interest owned by other investors will be $1,960,000. Since GBIR is obligated to provide $4,000,000 in capital contributions to GCS and only receives a 51% interest, GBIR's consolidated financial statements have reflected a $1,960,000 reserve for the minority interest in GCS since GBIR is acting as an agent for the investors. On December 5 ,2003 GBIR(the sponsor) filed an application for financing of the GCS cold storage facility with OPIC. The loan agreement was signed in the fall of 2004, and as of December 8, 2004 final steps are being taken to transfer funds from both OPIC and GBIR. Construction is expected to commence at the beginning of 2005 and estimated to be completed within one year. At September 30, 2004 GCS has no assets or liabilities. In addition, there are no outstanding commitments for the construction of the facilities or commitments in exitstence for the purchase or sale of product related to the facility.

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

                                                                         2 of 10

         The Company can operate either as a broker or a principal in electronic commercial transactions. Over the past three years it had been functioning primarily as a principal between companies in Russia and the Ukraine and those in Western Europe because of its strong background and experience in dealing with the languages and cultures of the Eastern Bloc countries. Many Western European countries prefer to deal with Globus as a principal rather than dealing directly with companies in Russia and the Ukraine.

         In situations where Globus will act as a broker on the e-GlobusNet Corp. portal, it will receive a commission of 1% each from buyer and seller. As a principal, the Company can generate gross profit margins of 5% to 10%, or higher, depending on the transaction. For further discussion on e-GlobusNet Corp. (see Note 8 of the consolidated financial statements).

The Company's net sales for the year ended September 30, 2004 involved only approximately 20 customers located in Russia and the Ukraine, so operations are dependent on stable foreign, political, and economic conditions in these countries in general and the financial health of those customers.

At September 30, 2004, the Company employed a total of 5 persons, 2 executive personnel, 1 warehouse Supervisor, and 2 clerical personnel.

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

         1616 Mermaid Associates is owned equally by Messrs. Serge Pisman, Herman Roth and Yury Greene, the latter two being directors of GBIR.

ITEM 3.  Legal Proceedings:

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders:

         No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2004.


                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters:

         The Company's Common Stock trades under the symbol "GBIR" on the Pink Sheets. The market for the Company's Common Stock is limited, sporadic and highly volatile. The following table sets forth the high and low bid prices per share of the Company's Common Stock during fiscal 2004 and 2003, as reported by the OTC Bulletin Board and Pink Sheets. These prices reflect inter-dealer prices, without retail mark-ups, market-downs or commissions, and may not necessarily represent actual transactions.

                                                                         4 of 10

                                                           High          Low
                                                         --------      --------
Fiscal 2004:

         First Quarter                                     .25            .14

         Second Quarter                                    .42            .13

         Third Quarter                                     .12            .08

         Fourth Quarter                                    .11            .07


                                                           High          Low
                                                         --------      --------

Fiscal 2003:

         First Quarter                                     .60            .10

         Second Quarter                                    .28            .13

         Third Quarter                                     .17            .13

         Fourth Quarter                                    .24            .13


         The number of shareholders of record as of September 30, 2004 was 124.

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

No such sales took place in 2004.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations:

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this Annual Report.

Comparison of the Year Ended September 30, 2004 and 2003

         Revenues decreased by $6,429,543 (65.4%) in the year ended September 30, 2004 from $9,824,033 for the year ended September 30, 2003. The decrease is attributable to a loss of 2 key customers and the emphasis on new products in addition to a lack of funds available to buy substantial product in the first three quarters. Sales in the last quarter were strong at high margins including construction materials. The cost of sales in 2004 of $2,922,383 was $6,419,990 (69%) lower than the 2003 cost of sales of $9,342,573. The reason for the decrease was the smaller revenues in 2004. The actual margins on sales of food products and auto parts were a bit higher than the prior year due to a high margin on construction supplies.

         Selling expenses increased $16,938 (14.4%)to $134,796 during 2004 to 3.9% of sales as compared to 1.2% of sales in 2003. The increase is due to the large amount of travel costs incurred in trying to promote new products and tap into new markets overseas.

                                                                         5 of 10

         General and administrative costs decreased $25,077(13.2%) to 4.9% of net sales in 2004 from $189,587(1% of net sales) in 2003. This decrease arises from the payment of compensation through issuance of shares, increases in salaries as funds became available, and legal and consulting costs related to three separate stock issuances that were one time occurences in 2003. Depreciation and amortization increased $6,156 to $9,028 from $2,872 in 2003. This increase is the result of a full year's depreciation on the April, 2003 building purchase.

Provision for doubtful accounts decreased $1,129,016 as no additional charges were made in 2004.

Interest expense remained steady at $4,911 as a consistent balance was maintained on two credit lines used.


FINANCIAL CONDITION

September 30, 2004 compared to September 30, 2003

         Cash and cash equivalents at September 30, 2004 of $427,996 is $125,165 less than the cash and cash equivalents of $553,161 at September 30, 2003. This decrease in cash is due primarily to the large decrease in sales and the partial repayment of loans to one shareholder.

         Accounts receivable decreased $131,369 to $4,626,775 at September 30, 2004. The change is due to several large receivables from 2003 still being unpaid as of September 30, 2004.

         Accounts payable decreased $157,573 to $313,214 at September 30, 2004 from $470,787 at September 30, 2003. The change was due to the improved cash flow in fiscal 2004 enabling the Company to pay vendors more quickly.

         Accrued expenses and other current liabilities decreased by $875 to $48,677 at September 30, 2004, primarily remaining constant as new bills were mainly paid as incurred.

         Notes payable to banks and related parties of $2,111,931 at September 30, 2004 was $253,088 more than the September 30, 2003 amount of $2,365,019.
This is the result of the repayment of part of the loan by one officer, director and shareholder in 2004.

         Stockholders' equity increased $158,862 to $1,097,881 at September 30, 2004 from $939,019 at September 30, 2003. The increase is directly due to the net income for the year ended September 30, 2004.

                                                                         6 of 10

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's working capital at September 30, 2004 was $565,376. The Company's primary sources of working capital have been the sales at high margins in 2004.

         Currently the Company's primary cash requirements include (i) the funding of its inventory purchases for and receivables from sales of products and (ii) ongoing selling, administrative and other operating expenses. Management believes that the Company's cash liquidity position will also be enhanced by the commencement of the new internet based portal business which will enable the company to obtain a new line of customers and that its present two bank lines, secured by personal guaranty, aggregating $100,000, and its existing cash position should be in the aggregate, sufficient to fund the Company's operation for the next twelve months. The above assumes the Company's operations are consistent with management's expectations which are expected to be an improvement from fiscal 2004. When the cold storage project noted on page 2 comes to fruition the Company believes that they will have ample funds in future years to both maintain a strong cash position as well as continue to expand the business as desired. Until then, the type, timing and terms of financing elected by the Company will depend upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. Moreover any statement regarding the Company's ability to fund its operations from expected cash flows is speculative in nature and inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.

ITEM 7.  Financial Statements:

The financial statements of the Company are included in this report commencing on F-1.


ITEM 8(a). Controls and Procedures:

Based on an evaluation of the Company's disclosure controls and procedures, the principal executive Officer and principal financial officer of the Company have concluded that such controls and procedures were effective as of September 30, 2004 in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

The Company's management intends to provide an annual report on internal control over financial reporting commencing with the Company's Form 10-KSB for its fiscal year ended September 30, 2005.


                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

         The following table sets forth the name, age and position of each person who was serving as an executive officer or director of the Company at December 15, 2004:

             Name             Age                       Office
         ------------        -----        -----------------------------------

         Yury Greene           65         Chief Executive Officer, Treasurer,
                                          President, Director (Chairman)
         Herman Roth           56         Chief Financial Officer, Secretary,
                                          Director (Vice Chairman)


Yury Greene has been chairman, treasurer, and a director of GBIR since May 1995. He has also served as president of GBIR since 2002.

Herman Roth has been secretary and a director of GBIR since May 1995. Serge Pisman was a director of GBIR since May 1995 but is no longer a director.

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

         Based solely on its review of the copies of such reports received by the Company, and written representations that no Form 5 were required, the Company believes that, during the fiscal year ended September 30, 2004 and prior fiscal years, all filing requirements applicable to its officers and directors, and all of the persons known to the Company to own more than ten percent of its Common Stock, were complied with by such persons, except that Messrs, Pisman, Roth and Greene filed their initial statements of beneficial ownership late.

ITEM 10. Executive Compensation:

         In 2003 $15,000 in compensation was paid to the company's chief executive officer and president. No compensation was paid to this individual in 2004. *

* The lack of salary paid is due to the present financial situation of the Company, and the desire of the officers to ensure that all current operating needs are met, in addition to funding the new internet products.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management:

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 8,730,872 shares of issued and outstanding Common Stock of the Company as of December 8, 2004 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

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

All current and former directors and officers as a group
(3 in number)                                            3,796,666                43.5%

Common Stock         Atlantic Investment Aps.
                     c/o Baltic Center DK Aps.
                     Havnegade 53B1
                     1058 Kobenhavn K,Denmark            2,000,000                22.9%


ITEM 12. Certain Relationships and Related Party Transactions:

         Herman Roth loaned $125,000 to the Company in April 1996 in exchange for the Company's 7% promissory note in the principal amount of $125,000. This note payable on March 31, 1997 was extended indefinitely. Additional non-interest bearing loans were made by Mr. Roth at various times starting in 2001 with a balance at September 30, 2004 of $674,000.

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

The 80% title assigned provides for satisfaction of the existing mortgage on the Brooklyn property by the three directors of the Company. At September 30, 2004, the mortgage balance was approximately $72,000 and payments to the institution holding it remain current. The Company is currently making monthly payments to the institution on behalf of the directors of $1,850, which includes principal and interest and real estate taxes.. Rental income earned under prior leases executed with the three directors for space occupied by third party tenants for the 50% of the building not occupied by the Company are being collected by the three directors. Rent expenses incurred by the Company since April 2003 represents the payments of the mortgage on behalf of those directors. Other costs to maintain and operate the real estate, such as insurance, are being paid by the directors. See also Item 2 "Description of Property".

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

GLOBUS INTERNATIONAL RESOURCES CORP.

By:    /s/ YURY GREENE
       ------------------------------
Title: President
       ------------------------------
Date:  December 16, 2004
       ------------------------------


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ YURY GREENE
       ------------------------------
Title: President
       ------------------------------
Date:  December 16, 2004
       ------------------------------


By:    /s/ HERMAN ROTH
       ------------------------------
Title: Secretary
       ------------------------------
Date:  December 16, 2004
       ------------------------------

                                                                        10 of 10

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  SEPTEMBER 30,

                                     ASSETS


                                                                       2004
                                                                   ------------
Current assets:
  Cash and cash equivalents                                        $    427,996
  Accounts receivable, net                                            4,626,775
  Inventories                                                            36,145
  Other assets                                                           27,007
                                                                   ------------

     Total current assets                                             5,117,923
                                                                   ------------
Property and equipment, at cost -
 net of accumulated depreciation                                        310,134
                                                                   ------------

Other assets:
  Goodwill                                                               67,517
  Investment in multi-lingual internet software                         105,414
  Security rent deposits                                                  9,440
                                                                   ------------

     Total other assets                                                 182,371
                                                                   ------------

Total assets                                                       $  5,610,428
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank lines of credit payable                                     $  1,291,024
  Unsecured notes payable, related parties                              820,907
  Accounts payable                                                      313,214
  Accrued expenses and other current liabilities:
   Related parties                                                       78,725
   Other                                                                 48,677
                                                                   ------------
     Total current liabilities                                        2,552,547
                                                                   ------------

Reserve for 49% voting minority interest,as agent, in
  Globus Cold Storage limited liability company(GCS) subsidiary       1,960,000

Stockholders' equity:
  Common stock, $.001 par value, authorized -
   50,000,000 shares, issued and outstanding -
   8,730,872 at September 30, 2004                                        8,731
  Additional paid-in-capital                                          7,815,240
  Deficit                                                            (6,726,090)
                                                                   ------------
     Total stockholders' equity                                       1,097,881
                                                                   ------------
Total liabilities and stockholders' equity                         $  5,610,428
                                                                   ============

                       See notes to financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED SEPTEMBER 30,


                                                       2004            2003
                                                   ------------    ------------

Net sales                                          $  3,394,490    $  9,824,033

Cost of goods sold                                    2,922,383       9,342,573
                                                   ------------    ------------

Gross profit                                            472,107         481,460
                                                   ------------    ------------
Operating expenses:
  Selling                                               134,796         117,858
  General and administrative expenses                   164,510         189,587
  Deprecation and amortization                            9,028           2,872
  Provision for doubtful accounts                             0       1,129,016
                                                   ------------    ------------

     Total operating expenses                           308,334       1,439,333
                                                   ------------    ------------

Income (loss) from operations                           163,773        (957,873)

Interest expense                                         (4,911)         (5,181)
                                                   ------------    ------------

Income (loss) before income taxes                       158,862        (963,054)

Income taxes                                                 --              --
                                                   ------------    ------------

Net income (loss)                                  $    158,862   $   (963,054)
                                                   ============    ============

Net income (loss) per common share                 $       .018   $      (.153)
                                                   ============    ============
Weighted average number of shares outstanding         8,730,872       6,284,205
                                                   ============    ============

                       See notes to financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


                                                Common Stock          Additional
                                          -------------------------     Paid-in-    Accumulated
                                             Shares        Amount       Capital       Deficit
                                          -----------   -----------   -----------   -----------

Balance at September 30, 2002               4,245,872   $     4,246   $ 5,422,675   $(5,921,898)

Sale of 2,000,000 shares to
Atlantic Investment(ApS) for $2 per
share, net of $1,960,000 reserve for
49% voting minority interest in GCS         2,000,000         2,000     2,038,000            --

Purchase of 80% interest in title to
Brooklyn property from three directors
in consideration for 2,200,000 shares       2,200,000         2,200       317,800            --

Issuance of stock for services                285,000           285        36,765            --

Net(loss) for the year ended

September 30, 2003                                 --            --            --      (963,054)
                                          -----------   -----------   -----------   -----------

Balance at September 30, 2003               8,730,872   $     8,731   $ 7,815,240   $(6,884,952)

Net income for the year ended
September 30, 2004                                 --           --             --       158,862
                                          -----------   -----------   -----------   -----------

Balance at September 30, 2004               8,730,872   $     8,731   $ 7,815,240   $(6,726,090)
                                          ===========   ===========   ===========   ===========


                       See notes to financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED SEPTEMBER 30,


                                                                     2004            2003
                                                                 ------------    ------------
Cash flows from operating activities:
  Net income(loss)                                               $    158,862    $   (963,054)
                                                                 ------------    ------------
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                                      9,028           2,872
     Compensation attributed to shares issued for common stock             --          22,050
     Provision for doubtful accounts                                       --       1,129,016
     Provision of Inventory Allowance                                      --          34,306
     Increase (decrease) in cash flows as a result of change
      in asset and liability account balances:
        Accounts receivable                                           131,369      (4,187,737)
        Inventories                                                     3,169          52,000
        Other current assets                                           (7,257)         (4,150)
        Accounts payable                                             (157,573)       (104,222)
        Accrued expenses and other current liabilities:
          Related parties                                              (8,800)        (25,100)
          Other                                                          (875)         (2,180)
                                                                 ------------    ------------

            Total adjustments                                         (30,939)     (3,083,145)
                                                                 ------------    ------------

     Net cash provided by (used in) operating activities              127,923      (4,046,199)
                                                                 ------------    ------------
Cash flows from investing activities:
  Acquisition of property and equipment                                    --              --
                                                                 ------------    ------------

     Net cash provided by (used in) investing activities                   --              --
                                                                 ------------    ------------
Cash flows from financing activities:
  Net proceeds (repayment of) bank lines of credit payable              6,007           2,246
  Net proceeds(repayment of)from note payable, related parties       (259,095)        319,800
  Issuance of 2,000,000 shares common stock for cash                       --       4,000,000
                                                                 ------------    ------------

     Net cash provided by financing activities                       (253,088)      4,322,046
                                                                 ------------    ------------

Net increase(decrease) in cash and cash equivalents                  (125,165)        275,847

Cash and cash equivalents at beginning of year                        553,161         277,314
                                                                 ------------    ------------

Cash and cash equivalents at end of year                         $    427,996    $    553,161
                                                                 ============    ============

                       See notes to financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                             CONSOLIDATED CASH FLOWS
                                   (continued)

                        FOR THE YEARS ENDED SEPTEMBER 30,


                                                              2004         2003
                                                           ----------   ----------
Supplemental disclosures of cash flows information:
  Interest paid                                            $    4,911   $    5,181
  Taxes paid                                                    1,357           --

Schedule of non-cash operating activities:

  Issuance of stock for services                           $       --   $   37,050

Schedule of non-cash investing activities:

  Issuance of stock for 80% interest in title to
      Brooklyn real property                                       --   $  320,000

                       See notes to financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


1.   Description of business:

     Globus International Resources Corp.("GBIR") was originally incorporated in Nevada on October 24, 1984 under the name Ross Custom Electronics("Ross"). On May 6, 1995 Globus Food Systems International Corp., a privately held Delaware Corporation, was merged into Ross. On October 18, 1996, Globus Food Systems International Corp. changed its name to GBIR.

     GBIR primarily exports food products, construction supplies, stationary supplies and various other tangible goods from manufacturers in western Europe to customers in Russia and the Ukraine. GBIR has two subsidiaries, Shuttle International("SIL") and Globus Cold Storage limited liability company("GCS"). SIL, incorporated in New York on September 3, 1991, is a wholly owned subsidiary of GBIR and primarily exports auto parts and clothing from manufacturers in the United States to customers in Russia and the Ukraine. GCS, established in the Russian Federation on May 6, 2003, is a 51% owned subsidiary of GBIR and intends to construct and operate a public cold storage facility for frozen and chilled foods located in Moscow, Russia. The total estimated project cost of this facility is approximately $8,879,000. GCS intends to finance the cost of the project by a combination of capital contributions from GBIR(estimated at approximately $4,000,000) and a loan from the Overseas Private Investment Corporation("OPIC"), an agency of the United States government(estimated at approximately $4,879,000). The total equity in GCS is to be $4,000,000. Therefore, GBIR's 51% interest is $2,040,000 and the 49% voting interest owned by other investors will be $1,960,000. Since GBIR is obligated to provide $4,000,000 in capital contributions to GCS and only receives a 51% interest, GBIR's consolidated financial statements have reflected a $1,960,000 reserve for the minority interest in GCS since GBIR is acting as an agent for the investors. On December 5, 2003 GBIR(the sponsor) filed an application for financing of the GCS cold storage facility with OPIC. The Loan agreement was signed in the fall of 2004 and as of December 08, 2004 final steps are being taken to transfer funds from OPIC and GBIR. Construction is expected to commence at the beginning of 2005, and estimated to be completed within one year. At September 30, 2004 GCS has no assets or liabilities. In addition, there are no outstanding commitments for the construction of the facilities or commitments in existence for the purchase or sale of product related to the facility.

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

                           SEPTEMBER 30, 2004 AND 2003


2.   Summary of significant accounting policies:

     Principles of consolidation:

     The accompanying consolidated financial statements as of September 30, 2004 and for the two years then ended include the accounts of GBIR, its wholly-owned subsidiary SIL, and its 51% owned subsidiary GCS(collectively the "Company".)All material intercompany transactions and balances have been eliminated in consolidation.

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

                           SEPTEMBER 30, 2004 AND 2003


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

     The Company's accounts receivable are only represented by approximately 10 customers located in Russia and the Ukraine, so collections are dependent on stable foreign, political and economic conditions in these countries in general and the financial health of those customers. In addition, the nature of the products sold and their seasonality may affect collection patterns. Consequently, the accompanying financial statements reflect an allowance for doubtful accounts of $1,497,673 at September 30, 2004 and 2003, respectively.

     Inventories:

     Inventories, consisting principally of finished goods for its auto parts
     (SIL), are valued at the lower of cost (first-in, first-out method) or market.

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

     Goodwill:

     Goodwill arising from the acquisition of a subsidiary's minority interest in 1996 was being amortized over a fifteen-year period. New accounting rules now require the appraisal of goodwill in lieu of amortization. At September 30, 2004 the amount of goodwill recorded appears reasonable and will continually be analyzed.

     Per share data:

     Net income(loss) per share was computed by the weighted average number of shares outstanding during each period.

     Going concern uncertainty and basis of accounting:

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company experienced substantial losses from operations in 2003, although it did generated a profit in 2004, and as more fully described in Note 3, the ultimate collectibility of a $3,129,094 receivable from one customer is uncertain. If this receivable is not collected, the Company would have negative working capital and negative stockholders' equity and there can be no assurance that it would be able to raise sufficient capital and/or generate adequate cash flow to continue its operations. The signing of the OPIC Agreement is an indication that the funds will be collected in 2005. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


3.   Accounts receivable-net:

     At September 30, 2004, accounts receivable-net consists of:

     Customer in Russia                                            $ 3,129,094
     Customer in Russia                                              1,027,678
     Customer in Russia                                                944,859
     All other customers                                             1,022,817
                                                                   -----------
     Total                                                           6,124,448

     Less allowance for doubtful accounts                            1,497,673
                                                                   -----------
     Net                                                           $ 4,626,775
                                                                   -----------

     As of December 8,2004, no collections have been received from the customer with the $3,129,094 balance, nor has it been reserved for. Although this receivable represents amounts currently beyond the original 120 days terms of sales, the company expects this receivable to be collected in early 2005 when the seasonal nature of the customer's businesses are more likely to facilitate Company collections.

     During the year ended September 30, 2003, the Company recorded a provision for doubtful accounts of $1,129,016(which increased the allowance for doubtful accounts) and wrote off $2,534,613 fully reserved receivables (which reduced the allowance for doubtful accounts.)

4.   Property and equipment:

     At September 30, 2004, property and equipment consists of:

                                                                                2004
                                                                             ----------
       80% interest in title to Brooklyn, New York property (see note 8):

       Land                                                                  $   80,000
       Building                                                                 240,000
                                                                             ----------
       Subtotal                                                                 320,000
       Data processing and office equipment                                      63,331
       Furniture and fixtures                                                    21,283
       Automobiles and trucks                                                    43,687
                                                                             ----------

       Total                                                                    448,301
       Less: Accumulated depreciation                                           138,167
                                                                             ----------

       Net                                                                   $  310,134
                                                                             ==========

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


4.   Property assets: (continued)

     Depreciation expense charged to operations for the years ended September 30, 2004 and 2003 amounted to $9,028 and $2,872, respectively.

5.   Related party transactions:

     Unsecured notes payable:

     At September 30, 2004 unsecured notes payable, related parties consists of:

     To an officer, director and principal stockholder:

       1996 note payable, with interest at
       7% (waived since October 1, 2000) and due on demand (but
       subordinate to $1,220,617 bank line of credit payable and
       not repayable while any balance due this bank is
       outstanding)                                                       $   125,000

       Advances payable, with interest at 0%, and
       due on demand                                                          675,907
                                                                          -----------
                 Subtotal                                                     800,907



       1996 note payable to parents of director and principal
       stockholder, with interest at 15% (waived since October 1, 2000)
       due on demand (but subordinate to $1,220,617 bank line of
       credit payable and not repayable while any balance due this
       bank is outstanding)                                                    20,000
                                                                          -----------
       Total                                                              $   820,907
                                                                          -----------

     Accrued expenses and other current liabilities:

     At September 30, 2004 accrued expenses and other current liabilities, related parties consist of:

       Accrued interest payable relating to the above unsecured
          Notes payable                                                   $    54,950
       Accrued rent payable                                                    23,775
                                                                          -----------
       Total                                                              $    78,725
                                                                          ===========

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


5.   Related party transactions: (continued)

     Rent payable:

     GBIR and SIL lease warehouse space in Brooklyn, New York from an entity owned by the three directors who jointly owned 100% of the property in which the warehouse space is located until April, 2003. They now own 20% of the property(see note 4). Rent charged to operations for the Brooklyn warehouse space for the years ended September 30,2004 and 2003 was $23,521 and $18,452 respectively. At September 30, 2004, security rent deposits includes $3,000 held for the Company's account by the 20% owners. See Note 8 for a more complete description of the transaction involving the purchase of the 80% title in this property and other information concerning leasing arrangements with the Company and others occupying 50% of the space.

6.   Bank lines of credit payable:

     At September 30, 2004, bank lines of credit payable consists of:

     Acceptances payable to the bank                             $1,220,617
     Two bank loans payable under lines of credit                    70,407
                                                                 ----------
     Total                                                       $1,291,024
                                                                 ==========


         The $1,220,617 acceptances payable to bank currently bears interest at 12% per annum. The line was originally $3,000,000, however, due to the inability of the Company to pay any portion of the balance in the last three years, the line has been limited to what is outstanding currently. The loan was collateralized by a first lien on all corporate assets not previously pledged or collateralized and personally guaranteed by the directors/principal stockholders of the company. While the bank let its UCC filings lapse in 2002, it continues to indicate that the full amount of what was borrowed plus accrued interest(a total of $1,506,367 at September 30, 2004) is due. To date, the bank has taken no measures to collect what it indicates is due or to seek realization through pursuing any assets previously pledged. The Company intends to resume its discussions with the bank as to possible restructuring of the present debt arrangement and is considering whether it should try to sell the Brooklyn, New York property to facilitate fresh discussions with the bank. Since the Company believes that a settlement will ultimately be reached with the bank, no interest expense has been accrued since October of 2001.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


6.   Bank lines of credit payable: (continued)

     The Company has lines of credit with two other banks totaling $100,000.The lines are guaranteed by the chief executive officer/director/principal stockholder of the Company. Interest during the year ended September 30, 2004 was charged at various rates ranging from 5% to 7%.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


7.   Income taxes:

     The difference between income taxes computed using the statutory federal income tax rate and that shown in the financial statements are summarized as follows:

                                                    2004          2003
                                                 ----------    ----------

         Income (loss) before income taxes       $  158,862    $ (963,054)
                                                 ----------    ----------
         Computed Federal income tax at 34%          54,013      (327,438)
         Computed state and local income taxes
          net of federal tax benefit                 15,886       (96,305)
         Valuation allowance                        (69,899)      423,743
                                                 ----------    ----------

         Provision for income taxes                      --            --
                                                 ----------    ----------

             Net income (loss)                   $  158,862    $ (963,054)
                                                 ==========    ==========

     Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $2,179,060 attributable to the future utilization of $4,793,546 of prior year net operating loss carryforwards will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements as of September 30, 2004. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards available to reduce future federal income taxes expire as follows; $144,687 in year 2020, $3,685,805 in year 2021, and $963,054 in year 2023.

8.   Common stock:

     (a) Common stock issued for services rendered:

         In fiscal 2000, 500,000 shares were issued to different consultants in lieu of cash payments for the exclusive rights to use certain software which is the basis for the portal described in Note 1. 200,000 shares were issued to another consultant in lieu of cash payments for services related to developing the business plan to the internet based portal. The market value of the shares was initially recorded as prepaid costs based on the fact that as of April 2002, the Company used the shares as a down payment towards purchasing the software outright. This purchase was done through the issuance of 968,000 shares for the 100% interest in e-GlobusNet in April 2002. The value of these shares at the time of issuance was $58,080 and this cost was recorded as "Investment in Multi-Lingual Internet Software", along with the down payment of $47,334. At September 30, 2004, this intangible had an aggregate cost of $105,414. New accounting rules now require the appraisal of certain intangible assets. At September 30, 2004, the amount recorded for this intangible appears to be reasonable and will continually be analyzed.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


8.   Common stock: (continued)

     (a) Common stock issued for services rendered: (continued)

         Two shareholders who owned 18% of e-GlobusNet are also officers, directors and principal shareholders of GBIR. The Company called e-GlobusNet was dissolved, as it is now part of GBIR.

     (b) Common stock issued to current employees:

         In April 2003, 285,000 shares were issued to three long time employees of the Company in lieu of cash for past, present and future services. The share price at the time of issuance was 13 cents per share.$ 22,050 was recorded as an expense during fiscal year 2003. The remaining $15,000 was charged to expence in 2004.

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

     (d) Purchase of real estate for stock:

         As mentioned in Note 4, the Company purchased an interest in the title to real property in Brooklyn, New York in which it had been previously leasing warehouse space As a result of the purchase of the 80% title, the three directors of the company who owned the property now own the remaining 20%. The property had an appraised value of $400,000 resulting in 80% or $320,000 being recorded as a fixed asset in April, 2003. In exchange, the directors received 2,200,000 shares of common stock. The three directors now own a total of 3,796,666 shares of the Company, however only two of three remain directors.

         The 80% title assigned designated responsibility for payments in satisfaction of the existing mortgage on the Brooklyn property to the three directors of the Company. At September 30, 2004, the mortgage balance was approximately $72,000 and payments to the instititon holding it remain current. The Company is currently making monthly payments to the institution on behalf of the directors of $1,850, which includes principal and interest and real estate taxes. Rental income earned under prior leases executed with the three directors for space occupied by third party tenants for the 50% of the building not occupied by the Company are being collected by the three directors. Rent expense incurred by the Company since April, 2003 represents the payments of the mortgage on behalf of those directors. Other costs to maintain and operate the real estate, such as insurance, are being paid by the directors.

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

                           SEPTEMBER 30, 2004 AND 2003


9.   Major relationships and segment information: (continued)

                                                       For the Years Ended
                                                          September 30,
                                                     ----------------------
                                                       2004          2003
                                                     --------      --------
     Net sales:
         Food products and other materials           $  2,846      $  9,243
         Auto parts and clothing                          548           581
                                                     --------      --------
                                                     $  3,394      $  9,824
                                                     ========      ========
     Income(loss) from operations:
         Food products and other materials           $    222     $    (944)
         Auto parts and clothing                          (59)          (14)
                                                     --------      --------
                                                     $    163      $   (958)
                                                     ========      ========
     Depreciation and amortization:
         Food products and other materials           $      8      $      3
         Auto parts and clothing                            1            --
                                                     --------      --------
                                                     $      9      $      3
                                                     ========      ========
     Capital expenditures:
         Food products and other materials           $     --      $     --
         Auto parts and clothing                           --            --
                                                     --------      --------
                                                     $     --      $     --
                                                     ========      ========
     Identifiable assets:
         Food products and other materials           $  5,447      $  5,686
         Auto parts and clothing                          163           186
                                                     --------      --------
                                                     $  5,610      $  5,872
                                                     ========      ========

     The food products segment had ten (10) customers in 2004. One customer accounted for 39% of the food products segment's sales for fiscal 2004. Another customer accounted for 35% of the food products segment's sales for fiscal 2004.

     The auto parts segment's sales were to eleven (11) customers of which one customer accounted for 73% and 78% of sales for the years ended September 30, 2004 and 2003, respectively.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


10.  Commitments and contingencies:

     Leases:

     The Company is a lessee under an operating real property lease for office space expiring in 2006. Rent expense charged to operations for the years ended September 30, 2004 and 2003, which includes rent expense for the Brooklyn property, was $62,010 and $67,568 respectively. It includes month to month storage charges for product of approximately $15,000 for the year ended September 30, 2003. Future minimum annual rent commitments as of September 30, 2004 are as follows:

                  Years Ended
                  September 30,                   Amount
                  -------------                ------------
                      2005                     $     37,920
                      2006                           18,960
                                               ------------
                      Total                    $     56,880
                                               ============

     Financing and construction commitments relating to GCS:

     As described in Note 1, GCS has been approved for a $4,879,000 loan from OPIC to partially finance the construction of a public cold storage facility for frozen and chilled foods located in Moscow, Russia. Since the loan commitment has been received, at the time when construction commences in 2005, GBIR is obligated to make $4,000,000 in capital contributions to GCS.