Form 10QSB
period 2004-12-31
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2005-02-10
CIK 1033114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         8,730,872 shares, $.001 par value, as of January 26, 2005 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                                December 31, 2004

                                   (Unaudited)

                                    I N D E X

                                                                        Page No.
                                                                        --------

Part I - Financial Information:

         Item 1.  Consolidated Financial Statements (Unaudited):

                  Balance Sheets

                  As at December 31, 2004 and September 30, 2004 .............3

                  Statements of Operations
                  For the Three Months Ended
                  December 31, 2004 and 2003 .................................4

                  Statements of Changes in Stockholders' Equity
                  For the Three Months Ended December 31, 2004
                  and Year Ended September 30, 2004...........................5

                  Statements of Cash Flows
                  For the Three Months Ended
                  December 31, 2004 and 2003..................................6

                  Notes to Consolidated Financial Statements ..............7-15


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................16


         Item 3.  Certifications..........................................17-19

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                              December 31,    September 30,
                                                                 2004             2004
                                                             -------------    -------------
                                                             (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                 $     357,286    $     427,996
   Accounts receivable                                           4,620,581        4,626,775
   Inventories                                                      36,145           36,145
   Other assets                                                         --           27,007
                                                             -------------    -------------
            Total current assets                                 5,014,012        5,117,923
                                                             -------------    -------------
Property and equipment - at cost,
   net of accumulated depreciation                                 307,976          310,134
                                                             -------------    -------------

Other assets:
   Goodwill                                                         67,517           67,517
   Investment in multi-lingual internet software                   105,414          105,414
   Security rent deposits                                            9,440            9,440
                                                             -------------    -------------
            Total other assets                                     182,371          182,371
                                                             -------------    -------------

Total assets                                                 $   5,504,359    $   5,610,428
                                                             =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank lines of credit payable                              $   1,285,563    $   1,291,024
   Unsecured notes payable, related parties                        735,907          820,907
   Accounts payable                                                177,930          313,214
   Accrued expenses and other current
      Liabilities: related parties                                  78,725           78,725
   Other                                                            42,658           48,677
                                                             -------------    -------------
            Total current liabilities                            2,320,783        2,552,547
                                                             -------------    -------------

Reserve for 49% voting minority interest,as agent,
in Globus Cold Storage Limited Liability
Company(GCS)subsidiary                                           1,960,000        1,960,000

Stockholders' equity:
   Common stock, $.001 par value, authorized -
      50,000,000 shares, issued and outstanding -
      8,730,872                                                      8,731            8,731
   Additional paid-in capital                                    7,815,240        7,815,240
   Deficit                                                      (6,600,395)      (6,726,090)
                                                             -------------    -------------
   Total Stockholders' Equity                                    1,223,576        1,097,881
                                                             -------------    -------------
   Total Liabilities and Stockholders'
      Equity                                                 $   5,504,359    $   5,610,428
                                                             =============    =============

          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                         Three Months Ended
                                                             December 31,
                                                     ---------------------------
                                                        2004             2003
                                                     ----------       ----------

Net sales                                            $  935,106       $1,052,723
Cost of goods sold                                      720,752          955,643
                                                     ----------       ----------
Gross profit                                            214,354           97,080
                                                     ----------       ----------
Operating expenses:
   Selling                                               39,113           34,626
   General and administrative                            45,516           51,793
   Depreciation and amortization                          2,152            2,257
   Allowance for doubtful accounts                           --               --
                                                     ----------       ----------
Total Operating Expenses                                 86,781           88,676
                                                     ----------       ----------

Income (loss) from operations                           127,573            8,404

Interest expense                                          1,878            1,093
                                                     ----------       ----------
Income (loss) before income taxes                       125,695            7,311
Income taxes                                                 --               --
                                                     ----------       ----------
Net income (loss)                                    $  125,695       $    7,311
                                                     ==========       ==========
Net income (loss)
   per common share                                  $     .014       $     .001
                                                     ==========       ==========
Weighted average number
   of shares outstanding                              8,730,872        8,730,872
                                                     ==========       ==========

          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (Unaudited)

 FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND YEAR ENDED SEPTEMBER 30, 2004


                                      Common Shares            Additional      Accumu-
                                ---------------------------     Paid-in-       lated
                                  Shares          Amount        Capital        Deficit
                                ------------   ------------   ------------   ------------
                                ------------   ------------   ------------   ------------
Balance at September 30, 2003      8,730,872          8,731      7,815,240     (6,884,952)
                                ============   ============   ============   ============
Net Income for Year
ended September 30, 2004                  --             --             --        158,862
                                ------------   ------------   ------------   ------------
Balance at September 30, 2004      8,730,872          8,731      7,815,240     (6,726,090)
                                ============   ============   ============   ============

Net Income for Three months
ended December 31, 2004                   --             --             --        125,695
                                ------------   ------------   ------------   ------------
Balance at December 31, 2004       8,730,872          8,731      7,815,240     (6,600,395)
                                ============   ============   ============   ============

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                            For the Three Months Ended
                                                                    December 31,
                                                           ---------------------------
                                                               2004           2003
                                                           ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                        $    125,695   $      7,311
                                                           ------------   ------------
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                                    2,152         2,257
  Provision for doubtful accounts                                    --             --
  Provision for inventory allowance                                  --             --
  Increase (decrease) in cash flows as a
    result of changes in asset and liability
    account balances:
      Accounts receivable                                         6,194        113,107
      Inventories                                                    --             --
      Other assets                                               27,007         (2,984)
      Accounts payable                                         (135,284)       (87,508)
      Accrued expenses and other current liabilities:
        Related parties                                              --             --
        Other                                                    (6,019)        (5,123)
                                                           ------------   ------------
  Total adjustments                                            (105,950)        19,749
                                                           ------------   ------------
Net cash provided by (used in) operating activities              19,745         27,060
                                                           ------------   ------------
Cash flows from investing activities:
  Acquisition of property assets                                      0              0
                                                           ------------   ------------
Net cash provided by investing activities                             0              0
                                                           ------------   ------------
Cash flows from financing activities:
  Proceeds from (repayment of) bank
    lines of credit payable                                      (5,455)        13,933
  Proceeds from (repayment of)
    note payable-related parties                                (85,000)      (251,000)
                                                           ------------   ------------
Net cash provided by (used in) financing activities             (90,455)      (237,067)
                                                           ------------   ------------

Net increase (decrease) in cash and cash equivalents            (70,710)      (210,007)

Cash and cash equivalents at beginning of year                  427,996        553,161
                                                           ------------   ------------
Cash and cash equivalents at end of year                   $    357,286   $    343,154
                                                           ============   ============
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                            $      1,878   $      1,093
                                                           ============   ============
  Taxes paid                                               $        401   $         --
                                                           ============   ============

          See accompanying notes to consolidated financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 1 - BASIS OF PRESENTATION.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2004. The results of operations for the three months ended December 31, 2004 and 2003 and cash flows for the three months ended December 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

         The September 30, 2004 consolidated balance sheet has been derived from the audited consolidated financial statements at that date included in the Company's annual report. These unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB.

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

         GBIR primarily exports food products, construction supplies, stationary supplies and various other tangible goods from manufacturers in western Europe to customers in Russia and the Ukraine. GBIR has two subsid-iaries, Shuttle International("SIL") and Globus Cold Storage Limited Liability Company("GCS"). SIL, incorporated in New York on September 3, 1991, is a wholly owned subsidiary of GBIR and primarily exports auto parts and clothing from manufacturers in the United States to customers in Russia and the Ukraine. GCS, established in the Russian Federation on May 6, 2003, is a 51% owned subsidiary of GBIR and intends to construct and operate a public cold storage facility for frozen and chilled foods located in Moscow, Russia. The total estimated project cost of this facility is approximately $8,879,000. GCS intends to finance the cost of the project by a combination of capital contribu-tions from GBIR(estimated at approximately $4,000,000) and a loan from the Overseas Private Investment Corporation("OPIC"), an agency of the United States government(estimated at approximately $4,879,000). The total equity in GCS is to be $4,000,000. Therefore, GBIR's 51% interest is $2,040,000 and the 49% voting interest owned by other investors will be $1,960,000. Since GBIR is obligated to provide $4,000,000 in capital contributions to GCS and only receive a 51% interest, GBIR's consolidated financial statements have reflected a $1,960,000 reserve for the minority interest in GCS since GBIR is acting as an agent for the investors. On December 5, 2003 GBIR(the sponsor) filed an application for financing of the GCS cold Storage facility with OPIC. The loan agreement was signed in the fall of 2004 and as of January 26, 2005 final steps are being taken to transfer funds from OPIC and GBIR. Construction is expected to commence in early 2005 and estimated to be completed within one year. At December 31, 2004 GCS has no assets or liabilities. In addition, there are no outstanding commitments for the construction of the facilities or commitments in existence for the purchase or sale of products related to the facility.

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

     (b) Principles of Consolidation:

         The accompanying consolidated financial statements as at December 31, 2004 and September 30, 2004 and for the three Months Ended December 31, 2004 and 2003 include the accounts of GBIR, its wholly owned subsidiary SIL, and its 51% owned subsidiary GCS(collectively the "Company".) All material intercompany transactions and balances have been eliminated in consolidation.

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

     (f) Concentrations of Credit Risk:

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit. The Company's accounts receivable are only represented by approximately 10 customers located in Russia and the Ukraine, so collections are dependent on stable foreign, political and economic conditions in these countries in general and the financial health of those customers. In addition, the nature of the products sold and their seasonality may offset collection patterns. Consequently, the accompanying financial statements reflect an allowance for doubtful accounts of $1,497,673 at December 31, 2004 and September 30, 2004.

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

     (i) Goodwill:

         Goodwill arising from the acquisition of a subsidiary's minority interest in 1996 was being amortized over a fifteen-year period. New accounting rules now require the appraisal of goodwill in lieu of amortization. At December 31, 2004 the amount of goodwill recorded appears reasonable and will continually be analyzed.

     (j) Per Share Data:

         Net income (loss) per share was computed by the weighted average number of shares outstanding during each period.

NOTE 3 - ACCOUNTS RECEIVABLE-NET:

         At December 31, 2004, accounts receivable-net consists of:

         Customer in Russia                                  $  3,020,971
         Customer in Russia                                     1,027,678
         Customer in Russia                                       944,859
         All other customers                                    1,124,746
                                                             ------------
         Total                                                  6,118,254

         Less allowance for doubtful accounts                   1,497,673
                                                             ------------
         Net                                                    4,620,581

         As of December 31, 2004, $108,123 has been received from the customer with the $3,020,971 balance. The balance has not been reserved for. Although this receivable represents amounts currently beyond the original 120 days terms of sales, the company expects this receivable to be collected in early 2005 when the seasonal nature of the customer's businesses are in force.

NOTE 4 - PROPERTY ASSETS.

         Property assets consist of:

                                                              December 31,  September 30,
                                                                 2004           2004
                                                             ------------   ------------
         80% title in Brooklyn, NY property (see note 7):
         Land                                                $     80,000   $     80,000
         Building                                                 240,000        240,000
                                                             ------------   ------------
         Subtotal                                                 320,000        320,000

         Data processing and office equipment                $     63,331   $     63,331
         Furniture and fixtures                                    21,283         21,283
         Automobiles and trucks                                    43,687         43,687
                                                             ------------   ------------
                                                                  448,301        448,301
         Less: Accumulated depreciation                           140,325        138,167
                                                             ------------   ------------
                                                             $    307,976   $    310,134
                                                             ============   ============

         Depreciation expense charged to operations for the three months ended December 31, 2004 and 2003 was $2,152 and $2,257, respectively .

NOTE 5 - RELATED PARTY TRANSACTIONS.

     (a) Unsecured Notes Payable:

         At December 31, 2004 unsecured notes payable ,related parties consists of the following:

         1996 note payable to officer and director, interest at
         7%(waived since October 1, 2000), due on demand (but
         subordinate to $1,220,617 bank line of credit payable and
         not repayable while any balance due this bank is
         outstanding)                                                 $  125,000

         Advances payable to officer and director,
         interest at 0%, due on demand                                   590,907

         1996 note payable to parents of director and principal stockholder,interest at 15% (waived since October 1,
         2000), due on demand (but subord- inate to $1,220,617 bank line of credit payable and not repayable while any balance
         due this bank is outstanding)                                    20,000
                                                                      ----------
         Total                                                        $  735,907
                                                                      ==========

         Accrued interest payable relating to the above notes payable totaling $54,950 at December 31, 2004 and September 30, 2004 is included in accrued expenses and other current liabilities-related parties.

         Rent Payable:

         GBIR and SIL lease warehouse space from an entity owned by the three directors who owned 100% of the property until April, 2003 and now own 20% of the property (see note 7). Rent charged to operations for the three months ended December 31, 2004 and 2003 was $5,658 and $5,696, respectively. $32,575 was unpaid and included in accrued expenses and other current liabilities-related parties at December 31, 2004 and September 30, 2004. The leases, which expire in 2005, now require aggregate monthly rentals of $1,731 to be paid to or on behalf of the 20% owners of the property;these owners are responsible for debt service and real estate taxes on the property.

NOTE 6 - FINANCING ARRANGEMENT.

         (i) SHORT-TERM DEBT:

             At December 31, 2004, the Company had various credit facilities available:

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

             The Company has lines of credit with two other banks totaling $100,000 in the aggregate.This $100,000 is guaranteed by an officer of the Company. Interest during the three months ended December 31, 2004 and 2003 was charged at various rates of 5.00% to 7%.


                                                       December 31,  September 30,
                                                          2004           2004
                                                      ------------   ------------
Bank borrowing outstanding at December 31, 2004 and
September 30, 2004 amounted to:

Acceptances payable under the $1,220,617 bank note    $  1,220,617   $  1,220,617

Other bank loans payable(2) under lines of credit           64,946         70,407
                                                      ------------   ------------
                                                      $  1,285,563   $  1,291,024
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

         Two shareholders who owned 18% of e-GlobusNet are also officers and directors of GBIR. The company called e-GlobusNet was dissolved, as it is now part of GBIR.

     (b) COMMON STOCK ISSUED TO CURRENT EMPLOYEES:

         In April, 2003 285,000 shares were issued to three long time employees of the Company in lieu of cash for past, present and future services. The share price at the time of issuance was 13 cents per share. $22,050 was recorded as an expense during fiscal year 2003. The remainder of $20,000 was recorded as an expense during the year ending September 30, 2004.

     (c) SALE OF SHARES:

         Under an agreement, one company based in Denmark purchased 2,000,000 shares for $4,000,000 during the year ending September 30, 2003 and obtained a right of approval over the 49% minority interest in GCS. Pursuant to this agreement, GBIR is obligated to provide $4,000,000 in capital contributions to GCS for its 51% interest. Thus, GBIR has recorded the $4,000,000 received from the stock sale as follows:
         $2,040,000 as a capital contribution and $1,960,000 as a reserve for minority interest in GCS.

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

                                                          For the Three
                                                          Months Ended
                                                          December 31, 2004
                                                          -------------

         Net sales:
           Food products and other materials              $         747
           Auto parts and clothing                                  188
                                                          -------------
                                                          $         935
                                                          =============
         Operating income(loss):
           Food products and other materials              $         118
           Auto parts and clothing                                   10
                                                          -------------
                                                          $         128
                                                          =============
         Depreciation and amortization:
           Food products and other materials              $           2
           Auto parts and clothing                                    0
                                                          -------------
                                                          $           2
                                                          =============
         Identifiable assets:
           Food products and other materials              $       5,389
           Auto parts and clothing                                  115
                                                          -------------
                                                          $       5,504
                                                          =============

NOTE 9 - COMMITMENTS AND CONTINGENCIES.

         Leases:

         The Company is a lessee under an operating real property lease for office space expiring in 2006. Rent expense charged to operations for the three months ending December 31, 2004 and 2003, which also includes rent expense for the Brooklyn, New York property was $15,797 and $15,176, respectively. Future minimum rent commitments as of December 31, 2004 are as follows:

         Years ended September 30,

         2005                   $ 28,440
         2006                   $ 18,960
                                --------
         Total                  $ 47,400
                                ========

         Financing and construction commitments relating to GCS:

         As described in Note 1, GCS has been approved for a $4,879,000 loan from OPIC to partially finance the construction of a public cold storage facility for frozen and chilled foods located in Moscow, Russia. Since the loan commitment has been approved, GBIR is obligated to make $4,000,000 in capital contributions to GCS.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Revenues decreased $117,617 for the three months ending December 31, 2004 compared to the same period for 2003, due primarily to an emphasis on a few new products being the concentration, like construction materials, which is at lower volumes but are sold at higher margins. An emphasis has also been placed on a new subsidiary(GCS) and its intention to construct a public cold storage facility for frozen and chilled foods located in Moscow, Russia. Until it is built and generating revenue, certain funds are committed to this project. The gross margins on the sales for the same period increased from 9.2% to 22.6% due to the construction materials.

Selling expenses for the three months ending December 31, 2004 compared to the same period for 2003 increased $4,487. The largest costs related to travel, consulting and payroll expenses incurred in trying to diversify the product lines and customer base.

General and administrative costs decreased $6,277 for the three months ending December 31, 2004 compared to 2003 due to an effort to keep overhead down.

Depreciation and interest expense remained even during the three months ended December 31, 2004 compared to 2003.

Financial Condition:

Cash and cash equivalents decreased to $357,286 at December 31, 2004 from $427,996 at September 30, 2004 due to the payback of $85,000 in loans from directors at the same time that revenues decreased and several large accounts receivables are still uncollected from September 30, 2004 while payables are being kept current.

Accounts receivable decreased only slightly to $4,620,581 at December 31, 2004 compared to $4,626,775 at September 30, 2004 as several large customer balances are expected to be collected in spring 2005.

Accounts payable decreased to $177,930 at December 31, 2004 compared to $313,214 at September 30, 2004, as the company has made an effort to keep their vendor balances down even in the current situation where accounts receivable balances are being collected at a slower pace. Also the decreased revenues has resulted in less vendor purchases.

Notes payable to related parties decreased $85,000 to $735,907 at December 31, 2004 from $820,907 at September 30, 2004 as a repayment of $85,000 was made from the available cash from the quarter's sales.

Liquidity and Capital Resources:

The Company's working capital at December 31, 2004 was $2,691,077. The Company's primary sources of working capital have been net proceeds from (i)customer sales and (ii)advances from related parties.

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