Form 10KSB/A
period 2003-09-30
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2005-08-31
CIK 1033114

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 2)


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

                                 Yes [X] No [ ]

Check if disclosure of delinquent filer in response in Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its fiscal year ended September 30, 2003 were $6,803,062.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents or the indicated portions thereof are incorporated herein by reference into the indicated portions of this Annual Report on Form 10-KSB:

           Transitional Small Business Disclosure Format (check one):

                                 Yes [X] No [ ]

                                     PART I

ITEM 1. Description of business:

Globus International Resources Corp.(the "Company") was originally incorporated in Nevada on October 24, 1984 under the name Ross Custom Electronics("Ross"). On May 6, 1995 Globus Food Systems International Corp., a privately held Delaware Corporation, was merged into Ross. On October 18, 1996, Globus Food Systems International Corp. changed its name to Globus International Resources Corp.

The Company primarily exports food products, construction supplies, stationary supplies and various other tangible goods from manufacturers in western Europe to customers in Russia and the Ukraine. It has two subsidiaries, Shuttle International("SIL") and Globus Cold Storage limited liability company ("GCS"). SIL, incorporated in New York on September 3, 1991, is a wholly owned subsidiary of the Company and primarily exports auto parts and clothing from manufacturers in the United States to customers in Russia and the Ukraine. GCS, established in the Russian Federation on May 6, 2003, is a 51% owned subsidiary of the Company and intends to construct and operate a public cold storage facility for frozen and chilled foods located in Moscow, Russia. The total estimated project cost of this facility is approximately $8,879,000. GCS intends to finance the cost of the project by a combination of capital contributions from the Company(estimated at approximately $4,000,000) and a loan from the Overseas Private Investment Corporation("OPIC"), an agency of the United States government(estimated at approximately $4,879,000). The total equity in GCS is to be $4,000,000. Therefore, the Company's 51% interest will be $2,040,000 and the 49% voting interest owned by other investors will be $1,960,000. On December 5, 2003 the Company (the sponsor) filed an application for financing of the GCS cold storage facility with Overseas Private Investment Corporation ("OPIC"). OPIC issued a financing commitment in 2004 to the Company. The financing commitment has since expired in June 15, 2005. OPIC has further advised the Company by a letter dated August 8, 2005 that it is not renewing the financing commitment nor accepting any other applications to finance any other projects at this time.

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

The Company can operate either as a broker or a principal in electronic commercial transactions. Over the past two years it had been functioning primarily as a principal between companies in Russia and the Ukraine and those in Western Europe because of its strong background and experience in dealing with the languages and cultures of the Eastern Bloc countries. Many Western European countries prefer to deal with the Company as a principal rather than dealing directly with companies in Russia and the Ukraine.

In situations where the Company will act as a broker on the e-GlobusNet Corp. portal, it will receive a commission of 1% each from buyer and seller. As a principal, the Company can generate gross profit margins of 5% to 10%, or higher, depending on the transaction. For further discussion on e-GlobusNet Corp. (see Note 9 of the consolidated financial statements).

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

                                  RISK FACTORS

The Company's business is subject to numerous risk factors, including the following:

1.  Independent Certified Public Accountants' Opinion - Going Concern.

The Company's financial statement for the year ended September 30, 2003 was audited by the Company's independent certified public accountant, whose report includes an explanatory paragraph stating that the financial statement has been prepared assuming the Company will continue as a going concern and that the Company has incurred significant operating losses that raise substantial doubt about its ability to continue as a going concern.

2.  Limited Operating Results and Earnings.

The Company has been a small organization, and has had limited revenues and earnings. Most recently, the Company has been engaged in the development of a new business plan and the search for funding in order to develop and expand a niche in its marketplace. Therefore, the Company must be considered to be a limited operation and subject to all the risks inherent in such a business venture, many of which are beyond the control of the Company, including the inability to implement its new business plan and marketing strategy, lack of capital and failure to achieve market acceptance.

3.  Reliance Upon Management.

Presently, the Company is totally dependent upon the personal efforts of its current management. The loss of any officer or director of the Company could have a material adverse effect upon the business and future prospects of the Company. The Company does not presently have key-man life insurance upon the life of any of its officers or directors. Further, all decisions with respect to management of Company affairs will be made exclusively by current management. The Company will also employ independent consultants to provide business and marketing advice. Such consultants have no fiduciary duty and may not perform as expected. The success of the Company will in significant part depend upon the efforts and abilities of management, including such consultants as may be engaged in the future. Additionally, as the Company implements its planned marketing strategy and related operations it will require the services of additional skilled personnel. There can be no assurance that the Company can attract persons with the requisite skills and training to meet their future needs or, even if such persons are available, that they can be hired on terms favorable to the Company.

4.  Management and Affiliates Own Enough Shares to Influence Shareholder Vote

The Company's executive officers and directors, together with entities affiliated with them, own approximately 66.4% of the outstanding common stock. As a result, these executive officers and directors will be able to exercise substantial control over matters requiring stockholder approval, including the election of directors and the approval of material corporate matters.

5. Company Growth Dependent on the Successful Implementation of the Company's Business Plan.

The Company's future growth will be dependent on the successful implementation of the Company's Business Plan. This plan consists of two key factors; operating a multi-lingual, Internet-based portal that allows international buyers and sellers of commercial and industrial products to engage in electronic commerce, and constructing and operating a public cold storage facility for frozen and chilled foods located in Moscow, Russia These factors, in addition to the ability to develop strategic relationships, effectively responding to competition, future development and upgrading of its technology, the ability to attract and retain qualified personnel and the ability to obtain necessary financing on acceptable terms will dictate the success of the Company. Furthermore, as the Company implements its business plan, there can be no assurance that there will not be substantial unanticipated costs and expenses associated with the start-up and implementation of such plan.

6.  Possible Adverse Effects if Unable to Fund Business Plan.

The Company's business plan will require that substantial capital investment and adequate financing be available to the Company, for the development of operations and additional equipment and facilities. The Company could suffer adverse consequences if it is unable to complete or obtain anticipated financing needs.

7.  Uncertainty as to Management's Ability to Control Costs And Expenses.

With respect to the planned new business operations of the Company, management cannot accurately project or give any assurance, with respect to its ability to control development and operating costs and/or expenses in the future. Consequently, even if the Company is successful in implementing its planned new operations (of which there can be no assurance), if management is not able to adequately control costs and expenses, such operations may not generate any profit or may result in operating losses.

8. Possible Adverse Effect of Domestic and International Government Regulations and Laws.

The Company's trade operations are conducted in the United States of America, Western Europe, Russia and Ukraine. Therefore, the Company's business is subject to and affected by significant domestic and international government regulation. Government laws and regulations, whether existing today or adopted in the future, or during or following civil or political unrest, could adversely affect the Company's ability to market and sell its products, and could impair it's profitability.

9.  Possible adverse effect if change in foreign economic policies

The Company has approximately 20 customers located in Russia and the Ukraine, so operations are dependent on stable foreign, political, and economic conditions in these countries in general. Although the Russian, Ukraine and Western European governments have adopted policies encouraging economic development, conditions might change unexpectedly. Such conditions may change quickly and dramatically which may have an adverse impact on ownership and may result in a loss without recourse of property or assets of the Company.

10. Possible Adverse Effect of Acts of Terrorism.

It is not possible to predict if any acts of terrorism in the future will have a material adverse effect on the Company's business operations. The Company could be more vulnerable than other companies to such terrorist attacks because of the international nature of its business.

11. Possible Adverse Effect of Government Regulations and Future Regulatory Changes Regarding the Internet.

The Company's operation of a multi-lingual, Internet-based portal that allows international buyers and sellers of commercial and industrial products to engage in electronic commerce is subject to several regulations. There are regulations governing the Internet, services which are provided via the Internet and the companies which provide such services. Although management is not aware of any pending regulations which would be adversely affect its planned business operations, it is possible that future or unforeseen changes may have an adverse impact upon the Company's ability to continue or expand its operations as presently planned. The extent of such regulations is impossible to predict, as is the potential impact upon the business operations of the Company in accordance with its business plan.

12. Competition; Low Barriers to Entry. There is a very high level of competition among companies offering similar products and services. The Company expects that new competitors that provide similar products and services and are operationally proficient, will emerge and will be competing with the Company. As is often the case, if the Company's plans prove successful it is likely that a number of other companies, who may have greater financial resources and market recognition than the Company, will look to provide services similar to those planned by the Company. The Company does not have proprietary products and services that would preclude or inhibit competitors from entering their markets. The Company intends to compete on the basis of price and the quality of its services. Competitors may better position themselves to compete in this market as it matures. In addition, the Company will be competing with established companies as well as established industry leaders who seek to expand their marketing efforts. Consequently, the Company will be competing with many other companies for a share of the available market and no assurance can be given that in the future the Company will be able to achieve an adequate position to achieve commercial success or that such competition will not materially adversely affect the Company's business, results of operations and financial condition.

13. Additional Financing.

The Company will require additional financing in order to complete implementation of its proposed business plan and fully develop its planned operations. Further, assuming that the Company is able to expand its commercial operations, it is likely that the Company will require subsequent additional financing in the future. There can be no assurance that such financing will be available or, if available, that it can be obtained on terms favorable to the Company.

14. Acquisition financing; additional dilution

The Company may attempt to finance future purchases and acquisitions using shares of the Company's common stock, preferred stock, options, cash, borrowed funds or a combination thereof. The Company has no arrangements, agreements or understandings to that effect at this time. If the Company's common stock does not maintain a sufficient market value, or if the price of the Company's common stock is highly volatile, or if potential acquisition candidates are otherwise unwilling to accept the Company's common stock as part of the consideration for the sale of their businesses, the Company may be required to use more of its cash resources or more borrowed funds in order to initiate and maintain an acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital though debt or equity offerings. The Company may also enter into credit facilities with one or more lenders to obtain financing to be used in connection with future purchases or acquisitions. There can be no assurance that the Company will be able to obtain such financing if and when it is needed or that any such financing will be available on terms it deems acceptable.

15. Forward Looking Statements. This document contains forward-looking statements. Readers are cautioned that all forward-looking statements involve risk and uncertainty. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this document will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

16. No Dividends.

The Company has not paid any dividends nor, by reason of its present financial status and contemplated financial requirements, does it anticipate paying any dividends in the foreseeable future.

17. Shares Eligible for Future Sale.

All the Shares presently issued and outstanding are "restricted securities" as that term is defined in the Securities Act of 1933. Therefore, all such Shares must be held indefinitely unless subsequently registered under the Act, or an exemption from registration becomes available. One exemption which may be available in the future is Rule 144 adopted under the Act. Generally, under Rule 144, any person holding restricted securities for at least one (1) year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of the Company's Shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by the Company and the seller. Furthermore, with respect to sellers who are "non-affiliates" of the Company, as that term is defined in Rule 144 the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets certain other conditions enumerated in Rule 144 including a holding period of 2 years. Sales under Rule 144 may have a depressive effect on the market price of the Company's Shares, should a public market ever develop for such Shares. None of the presently issued and outstanding Shares would be available for sale under Rule 144 until at least November 2003.

18. Risks of Low-Priced Stocks And Possible Effect of "Penny Stock" Rules on Liquidity.

The Company's stock is traded over the OTC Bulletin Board and is defined as a "penny stock" under Rule 3a51-1 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934. In general, a "penny stock" includes securities of companies which are not listed on the principal stock exchanges or the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or National Market System ("NASDAQ NMS") and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 ($5,000,000 if the issuer has been in continuous operation for less than three years), or which has recorded revenues of less than $6,000,000 in the last three years. "Penny stocks" are subject to rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell the Company's stock, and therefore may adversely affect the ability of the Company's stockholders to sell stock in the public market.

ITEM 2. Description of Property:

Pursuant to an agreement expiring March, 2006, the Company leases approximately 1,750 square feet of space for an administrative, clerical and executive office at 80 Wall Street, #915, New York, NY 10005. The term of the lease commenced April 1, 2003. Annual rent payments are $37,920.

SIL, pursuant to a verbal lease agreement with 1616 Mermaid Associates, leases approximately 1,000 square feet of space for its export business at 1616 Mermaid Avenue, Brooklyn, NY 11224. The lease commenced on April 1, 2003 and expires September 30, 2005. The annual rent is $20,784. See Item 12 for a description of the transaction involving the acquisition of an 80% title in this property by the Company.

1616 Mermaid Associates is owned equally by Messrs. Serge Pisman, Herman Roth and Yury Greene, the three directors of GBIR.

ITEM 3. Legal Proceedings:

The Company is not a party to any legal proceedings, nor to the knowledge of management, is any viable litigation currently threatened against the Company or any of its officers or directors in their capacity as such.

ITEM 4. Submission of Matters to a Vote of Security Holders:

No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters:

The Company's Common Stock trades under the symbol "GBIR" on the OTCBB. The following table sets forth the high and low bid prices per share of the Company's common stock for each quarter during fiscal 2002 and 2003, as reported by the OTCBBB. The stock price quotations represent prices between dealers, does not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

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

No securities were issued under any Equity Compensation Plans during Fiscal
2003.

Dividends:

It is the present policy of the Company not to pay cash dividends. Any payment of cash dividends in the future will depend upon the amount of funds legally available for that purpose, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities:

The following sets forth unregistered sales of securities by the Company y pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), during the last three fiscal years:

(1) January 31, 2001-200,000 shares of Common Stock, $.001 par value were issued to a consultant in lieu of cash for services rendered valued at $28,000 in putting together a business plan for an internet based portal. No underwriting discounts or commissions were paid in connection with the exchange, the Company claimed exemption from registration under Section 4(2) of the Securities Act.

(2) April 30, 2002-968,000 shares of Common Stock, $.001 par value were issued to the shareholders of e-Globus Net Corp. valued at $58,080 in exchange for all the shares of e-GlobusNet Corp. No underwriting discounts or commissions were paid in connection with the exchange, The Company claimed exemption from registration under Section 4(2) of the Securities Act.

(3) April 15, 2003-2,000,000 shares of Common Stock, $.001 par value were sold at a price of $2.00 per share ($4,000,000) to Atlantic Investment ApS in a private transaction (See Note 9(c) to consolidated financial statements). No underwriting discounts or commissions were paid in connection with the sale. GBIR claimed exemption from registration under Section 4(2), Rule 506 of Regulation D and Regulation S promulgated under the Securities Act.

(4) April 28, 2003-2,200,000 shares of Common Stock, $.001 par value were issued to four individuals(667,500 shares each to Yury Greene and Herman Roth, 665,000 to Serge Pisman, and 200,000 shares to Victor Krasan) in exchange for real property valued at $320,000. No underwriting discounts or commissions were paid in connection with the exchange, GBIR claimed exemption from registration under Section 4(2) of the Securities Act.

(5) April 28, 2003-285,000 shares of Common Stock, $.001 par value were issued to three Company employees for past and future services valued at $37,050. No underwriting discounts or commissions were paid in connection with the issuance. The Company claimed exemption from registration under Section 4(2) of the Securities Act.

Transfer Agent:

Continental Stock Transfer and Trust Company acts as the Company's Registrar and Transfer Agent

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this Annual Report.

Comparison of the Year Ended September 30, 2003 and 2002

Revenues decreased by $4,987,385 (42.3%) in the year ended September 30, 2003 from $11,790,447 for the year ended September 30, 2002. The decrease is attributable to a lack of funds available to buy substantial product for most of fiscal 2003. The cost of sales in 2003 of $6,352,923 was $4,962,111(43.9%) lower than the 2002 cost of sales of $11,315,034. The reason for the decrease was the smaller revenues in 2003. The actual margins on sales of food products and auto parts were a bit higher than the prior year but there was a smaller margin on certain construction supplies.

Certain net sales and purchases originally recorded by the Company were determined to be transactions where the Company acted as a broker on behalf of ApS. These sales and related cost of goods sold have been reversed, resulting in a decrease in net sales and cost of goods sold of $3,020,971 and $2,989,650, respectively.

Selling expenses decreased $27,262 (18.8%)to $117,858 during 2003 to 1.7% of sales as compared to 1.2% of sales in 2002. The decrease is due to the large decrease in sales.

General and administrative costs increased $67,617(55.4%) to 2.8% of net sales in 2003 from $121,970(1% of net sales) in 2002. This increase arises from the payment of compensation through issuance of shares, increases in salaries as funds became available, and legal and consulting costs related to three separate stock issuances. Depreciation and amortization decreased $24,412(89.5%) to $2,872 from $27,284 in 2002. This decrease is the result of elimination of amortization of goodwill and the fact that most fixed assets are fully depreciated.

Provision for doubtful accounts increased $2,041,375 from $32,500 in 2002 to $2,073,875 in 2003. The increase was due primarily to the noncollection of accounts receivable from two Russian customers with balances of $1,072,678 and $963,730 at September 30, 2002 and 2003, respectively.

Interest expense decreased $12,033 to $5,181 in 2003, due to the pending restructure of the large credit line; no interest payments were made or accrued in 2003 on this line of credit.

FINANCIAL CONDITION

September 30, 2003 compared to September 30, 2002

Cash and cash equivalents at September 30, 2003 of $553,161 is $275,847 more than the cash and cash equivalents of $277,314 at September 30, 2002. This increase in cash is due primarily to the $1,010,350 net proceeds received from the sale of shares in the third quarter of 2003 and the $319,800 net proceeds received as loans from related parties, offset by $1,056,549 cash used in operating activities.

Accounts receivable decreased $907,109 to $792,314 at September 30, 2003. The decrease is due to two large receivables mentioned above being reserved for as well as the decrease in sales caused by the lack of available funds to use in operations.

The Company in 2003 acquired an 80% ownership interest in title to real estate owned from an entity jointly owned by the Company's three directors. The value of 80% interest in the title of this property is $320,000 and was paid for through the issuance of 2,200,000 shares of the Company's $.001 common stock to the owners.

Accounts payable decreased $104,222 to $470,787 at September 30, 2003 from $575,009 at September 30, 2002. The change was due to the Company making an effort to pay vendors quickly even though their collections from customers did not materialize at the same pace. It is important with the Company's vendors to maintain good payment and credit terms in order to purchase on credit on a regular basis.

Accrued expenses and other current liabilities decreased by $10,980 to $49,552 at September 30, 2003, primarily remaining constant as new bills were mainly paid as incurred.

Notes payable to banks and related parties of $2,365,019 at September 30, 2003 was $322,046 more than the September 30, 2002 amount of $2,042,973. This is the result of additional loans by one officer, director and shareholder in 2003.

Stockholders' equity decreased by $1,582,184 to $(2,077,161) at September 30, 2003 from ($494,977) at September 30, 2002. The decrease is due to the $1,939,234 net loss for the year ended September 30, 2003.

With the funds contributed to the Company through shareholder loans and the sale of 2,000,000 shares the Company feels that they are in better shape for fiscal 2004 to use those funds to generate profits with its present food products, construction supplies, stationary supplies and auto parts. As the Company has relatively low overhead at this time the Company feels that those profits should be sufficient enough to satisfy cash requirements for the next 12 months. The Company also expects its customers to improve their businesses that were slow at various points in fiscal 2003, such as the sales of fish. This will enable the Company to increase its sales and cash flows from those customers. The Company is in constant correspondence with their customers to determine what needs their customers will have in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital deficiency was ($1,568,344) at September 30, 2003. However two current liabilities are not expected to be paid during the next fiscal year if the funds are not available;Bank lines of credit of $1,285,017 and notes payable to related parties of $1,080,002. Without paying these amounts back in the next twelve months there would be a positive working capital to utilize to satisfy current cash requirements. At September 30, 2002 there was a working capital deficiency of $(679,382). The Company's primary sources of working capital have been net proceeds from(i)the sale of 2,000,000 shares in 2003, and (ii)advances from related parties.

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

ITEM 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure:

As previously reported on Form 8-K dated October 10, 2003, Arthur Yorkes & Company resigned as the principal independent accountant for GBIR on October 1, 2003. Arthur Yorkes's report on the Company's financial statements for the fiscal year ended September 30, 2002 and 2001 contained modification for a going concern uncertainty. There were no disagreements with Arthur Yorkes on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure. On November 12, 2003, Michael T. Studer CPA P.C. was engaged by the Company as the new principal accountant to audit the Company's financial statements for the fiscal year ended September 30, 2003. The Company did not consult the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the financial statements.

ITEM 8(a). Controls and Procedures:

Based on an evaluation of the Company's disclosure controls and procedures, the principal Executive Officer and principal Financial officer of the Company have concluded that such controls and procedures were effective as of September 30, 2003 timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

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

In April 2003, the Company purchased an 80% undivided interest in the title to real property in Brooklyn, New York in which it had been previously leasing warehouse space. As a result of the purchase of the 80% title, the three directors of the Company who owned the property now own the remaining 20%. The property had an appraised value of $400,000, resulting in 80% or $320,000 being recorded as a fixed asset. In exchange, the three directors and one other individual received a total of 2,200,000 shares of GBIR common stock.

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

                                       GLOBUS INTERNATIONAL RESOURCES CORP.

                                       By:    /s/ YURY GREENE
                                              ----------------------------------
                                       Title: President
                                              ----------------------------------
                                       Date:  August 31, 2005
                                              ----------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       By:    /s/ YURY GREENE
                                              ----------------------------------
                                       Title: President
                                              ----------------------------------
                                       Date:  August 31, 2005
                                              ----------------------------------

                                       By:    /s/ HERMAN ROTH
                                              ----------------------------------
                                       Title: Secretary
                                              ----------------------------------
                                       Date:  August 31, 2005
                                              ----------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Globus International Resources Corp.

I have audited the accompanying consolidated balance sheet of Globus International Resources Corp. and subsidiaries (the "Company") as of September 30, 2003 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globus International Resources Corp. and subsidiaries at September 30, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The consolidated balance sheet of the Company and its subsidiaries as of September 30, 2003 includes bank lines of credit payable of $1,285,017. As more fully described in Note 6 to the consolidated financial statements, $1,220,617 of this total represents the balance due to a certain bank which the Company has not accrued interest on since October 2001. Although this bank believes that the Company owes them $1,506,367, the bank has not initiated any legal proceedings to collect the past due interest and principal and the Company believes that it will ultimately settle the liability to this bank for no more than $1,220,617. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2, the Company has experienced substantial losses from operations and at September 30, 2003, the Company had negative stockholders' equity of $2,077,161. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


                                       /s/ MICHAEL T. STUDER CPA P.C.
                                       -----------------------------------------
Freeport, New York
February 6, 2004, except for Notes 7, 9, and 12
(as to which the date is August 10, 2005).

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

ARTHURY YORKES & COMPANY LLP

New York, New York
November 14, 2002

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  SEPTEMBER 30,

                                     ASSETS

                                                                       2003
                                                                   ------------
Current assets:
  Cash and cash equivalents                                        $    553,161
  Accounts receivable, net                                              792,314
  Inventories                                                            39,314
  Other assets                                                           19,750
                                                                   ------------

     Total current assets                                             1,404,539
                                                                   ------------
Property and equipment, at cost -
 net of accumulated depreciation                                        319,162
                                                                   ------------

Other assets:
  Goodwill                                                               67,517
  Investment in multi-lingual internet software                         105,414
  Security rent deposits                                                  9,440
                                                                   ------------

     Total other assets                                                 182,371
                                                                   ------------

Total assets                                                       $  1,906,072
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank lines of credit payable                                     $  1,285,017
  Unsecured notes payable, related parties                            1,080,002
  Accounts payable                                                      470,787
  Accrued expenses and other current liabilities:
   Related parties                                                       87,525
   Other                                                                 49,552
                                                                   ------------
     Total current liabilities                                        2,972,883
                                                                   ------------

Liability to Atlantic Investment ApS                                  1,010,350
                                                                   ------------
Stockholders' equity:
  Common stock, $.001 par value, authorized -
   50,000,000 shares, issued and outstanding -
   8,730,872 at September 30, 2003                                        8,731
  Additional paid-in-capital                                          5,775,240
  Deficit                                                            (7,861,132)
                                                                   ------------
     Total stockholders' equity                                      (2,077,161)
                                                                   ------------
Total liabilities and stockholders' equity                         $  1,906,072
                                                                   ============

See notes to financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                       2003            2002
                                                   ------------    ------------

Net sales                                          $  6,803,062    $ 11,790,447

Cost of goods sold                                    6,352,923      11,315,034
                                                   ------------    ------------

Gross profit                                            450,139         475,413
                                                   ------------    ------------
Operating expenses:
  Selling                                               117,858         145,120
  General and administrative expenses                   189,587         121,970
  Deprecation and amortization                            2,872          27,284
  Provision for doubtful accounts                     2,073,875          32,500
                                                   ------------    ------------

     Total operating expenses                         2,384,192         326,874
                                                   ------------    ------------

Income (loss) from operations                        (1,934,053)        148,539

Interest expense                                         (5,181)        (17,214)
                                                   ------------    ------------

Income (loss) before income taxes                    (1,939,234)        131,325

Income taxes                                                 --              --
                                                   ------------    ------------

Net income (loss)                                  $ (1,939,234)   $    131,325
                                                   ============    ============

Net income (loss) per common share                 $      (.309)   $       .035
                                                   ============    ============
Weighted average number of shares outstanding         6,284,205       3,757,894
                                                   ============    ============

See notes to financial statements.


              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                    Common Stock           Additional
                                            ---------------------------     Paid in-     Accumulated
                                                Shares        Amount        Capital        Deficit
                                            ------------   ------------   ------------   ------------
Balance at September 30, 2001                  3,277,872          3,278      5,365,563     (6,053,223)

Common stock issued for purchase
of e-GlobusNet Corp.                             968,000            968         57,112             --

Net income for the year ended
September 30, 2002                                    --             --             --        131,325
                                            ------------   ------------   ------------   ------------

Balance at September 30,2002                   4,245,872   $      4,246   $  5,422,675   $ (5,921,898)

Sale of 2,000,000 shares to
Atlantic Investment ApS                        2,000,000          2,000         (2,000)            --

Purchase of 80% interest in title to
Brooklyn property from three directors
in consideration for 2,200,000
shares                                         2,200,000          2,200        317,800             --

Issuance of stock for services                   285,000            285         36,765             --

Net(loss) for the year ended
September 30, 2003                                    --             --             --     (1,939,234)
                                            ------------   ------------   ------------   ------------

Balance at September 30, 2003                  8,730,872   $      8,731   $  5,775,240   $ (7,861,132)
                                            ============   ============   ============   ============

See notes to financial statements.


              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30,
                                                                    2003           2002
                                                                ------------   ------------
Cash flows from operating activities:
  Net income(loss)                                              $ (1,939,234)  $    131,325
                                                                ------------   ------------
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
Depreciation and amortization                                          2,872         27,284
Compensation attributed to shares issued for
 common stock                                                         22,050             --
     Provision for doubtful accounts                               2,073,875         32,500
     Provision of Inventory Allowance                                 34,306             --
     Increase (decrease) in cash flows as a result of change
      in asset and liability account balances:
       Accounts receivable                                        (1,166,766)        45,982
        Inventories                                                   52,000         11,404
        Other current assets                                          (4,150)           600
        Accounts payable                                            (104,222)       (96,430)
        Accrued expenses and other current liabilities:
          Related parties                                            (25,100)            --
          Other                                                       (2,180)       (12,727)
                                                                ------------   ------------

            Total adjustments                                        882,685          8,613
                                                                ------------   ------------
 Net cash provided by (used in)operating activities               (1,056,549)       139,938
                                                                ------------   ------------
Cash flows from investing activities:
  Acquisition of property and equipment                                   --             --
                                                                ------------   ------------

     Net cash provided by (used in) investing activities                  --             --
                                                                ------------   ------------
Cash flows from financing activities:
Net proceeds (repayment of) bank lines of credit payable               2,246        (24,904)
Net proceeds from note payable, related parties                      319,800        116,193
 Issuance of 2,000,000 shares common stock for cash                1,010,350             --
                                                                ------------   ------------

     Net cash provided by financing activities                     1,332,396         91,289
                                                                ------------   ------------

Net increase in cash and cash equivalents                            275,847        231,227

Cash and cash equivalents at beginning of year                       277,314         46,087
                                                                ------------   ------------

Cash and cash equivalents at end of year                        $    553,161   $    277,314
                                                                ============   ============

See notes to financial statements.


              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES
                             CONSOLIDATED CASH FLOWS
                                   (continued)

                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                               2003           2002
                                                           ------------   ------------
Supplemental disclosures of cash flows information:
  Interest paid                                            $      5,181   $     17,477
  Taxes paid                                                         --             --

Schedule of non-cash operating activities:

  Issuance of stock for services                           $     37,050             --

Schedule of non-cash investing activities:

  Issuance of stock for 80% interest in title to
    Brooklyn real property                                 $    320,000             --

  Issuance of stock for investment in multi-lingual
    Internet software                                                --   $     58,080

See notes to financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

1. Description of business:

Globus International Resources Corp.(the "Company") was originally incorporated in Nevada on October 24, 1984 under the name Ross Custom Electronics("Ross"). On May 6, 1995 Globus Food Systems International Corp., a privately held Delaware Corporation, was merged into Ross. On October 18, 1996, Globus Food Systems International Corp. changed its name to Globus International Resources Corp.

The Company primarily exports food products, construction supplies, stationary supplies and various other tangible goods from manufacturers in western Europe to customers in Russia and the Ukraine. It has two subsidiaries, Shuttle International("SIL") and Globus Cold Storage limited liability company ("GCS") SIL, incorporated in New York on September 3, 1991, is a wholly owned subsidiary of the Company and primarily exports auto parts and clothing from manufacturers in the United States to customers in Russia and the Ukraine. GCS, established in the Russian Federation on May 6, 2003, is a 51% owned subsidiary of the Company and intends to construct and operate a public cold storage facility for frozen and chilled foods located in Moscow, Russia. The total estimated project cost of this facility is approximately $8,879,000. GCS intends to finance the cost of the project by a combination of capital contributions from the Company(estimated at approximately $4,000,000) and a loan from the Overseas Private Investment Corporation("OPIC"), an agency of the United States government(estimated at approximately $4,879,000). The total equity in GCS is to be $4,000,000. Therefore, the Company's 51% interest will be $2,040,000 and the 49% voting interest owned by other investors will be $1,960,000. On December 5, 2003 the Company (the sponsor) filed an application for financing of the GCS cold storage facility with Overseas Private Investment Corporation ("OPIC"). OPIC issued a financing commitment in 2004 to the Company. The financing commitment has since expired in June 15, 2005. OPIC has further advised the Company by a letter dated August 8, 2005 that it is not renewing the financing commitment nor accepting any other applications to finance any other projects at this time.

The Company has also embarked on a major expansion of its international trade activity by operating a multi-lingual, internet-based portal that allows international buyers and sellers of commercial and industrial products to engage in electronic commerce seamlessly, efficiently, and in their own native languages. The Company contracted e-GlobusNet Corp., the developer of the software, to provide electronic commerce among businesses in various countries. This software is being used currently by the Company to sell its own products but as of yet the Company is not deriving revenue from other users of the site. e-GlobusNet Corp. had been asked to expand the features of the software. In April 2002, the Company exchanged 968,000 shares for the 100% ownership of e-GlobusNet Corp., which resulted in the ownership of the software (see Note 9).

The Company can operate either as a broker or a principal in electronic commercial transactions. Over the past two years it had been functioning primarily as a principal between companies in Russia and the Ukraine and those in Western Europe because of its strong background and experience in dealing with the languages and cultures of the Eastern Bloc countries. Many Western European countries prefer to deal with the Company as a principal rather than dealing directly with companies in Russia and the Ukraine.

In situations where the Company will act as a broker on the e-GlobusNet portal, it will receive a commission of 1% each from buyer and seller. As a principal, the Company can generate gross profit margins of 5% to 10%, or higher, depending on the transaction. For further discussion on e-GlobusNet Corp. see Note 9.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2003

2. Summary of significant accounting policies:

Principles of consolidation:

The accompanying consolidated financial statements as of September 30, 2003 and for the two years then ended include the accounts of Globus International Resources Corp., its wholly-owned subsidiary SIL, and its 51% owned subsidiary GCS(collectively the "Company".)All material intercompany transactions and balances have been eliminated in consolidation.

Revenue recognition:

The Company recognizes revenues in the period in which its products are shipped to and possession is taken by its customers, persuasive evidence of an arrangement exists, the amount is fixed and determinable in the form of an agreed upon sales order and collectibility is reasonably assured. The Company records expenses in the period in which they are incurred, all in accordance with accounting principles generally accepted in the United States. The Company's policy is generally to not accept returns from customers. Each customer is reviewed for credit risk and collectibility prior to shipping products to them.

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

The Company's accounts receivable are only represented by approximately 10 customers located in Russia and the Ukraine, so collections are dependent on stable foreign, political and economic conditions in these countries in general and the financial health of those customers. In addition, the nature of the products sold and their seasonality may affect collection patterns. Consequently, the accompanying financial statements reflect an allowance for doubtful accounts of $2,442,532 and $2,903,270 at September 30, 2003 and 2002, respectively.

Inventories:

Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market. The accompanying financial statements reflect an allowance for the disposal of inventory of $1,706,818 at September 30, 2002. Since the portion of inventory that was reserved for has been sold as of June 30, 2003, no allowance exists at September 30, 2003.

Property and equipment:

The building, as further described in Notes 4 and 9, is depreciated over 39 years. The cost of other property and equipment is depreciated over the estimated useful lives of the related assets of 5 to 7 years. Depreciation is computed on the straight-line method for financial reporting purposes. Repairs and maintenance expenditures which do not extend original asset lives are charged to income as incurred.

Goodwill:

Goodwill arising from the acquisition of a subsidiary's minority interest in 1996 was being amortized over a fifteen-year period. Amortization charged to operations was $0 and $21,570 in 2003 and 2002, respectively. The Company adopted Statement of Financial Standards No. 142 "Goodwill and Other Intangible Assets" on October 1, 2002. This standard eliminates amortization of goodwill and replaces it with a test for impairment. The Company tests goodwill for impairment on an annual basis. The test is a comparison of the fair value of net assets of the Company to the cost basis recorded. This was done by reviewing discounted future cash flows and the projected profitability of the auto parts business it relates to. At September 30, 2003 the amount of goodwill recorded appears reasonable and will continually be analyzed.

Related party transactions:

All related party transactions are stated separately on the accompanying financial statements and described in footnote 5.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

Dividends:

There are no restrictions on the issuance of dividends, however there are no current plans to issue dividends in the foreseeable future.

Fair value of financial instruments:

The Company's financial instruments consist primarily of cash, cash equivalents, trade receivables, trade payables and debt instruments. The carrying values of these financial instruments approximate their fair values. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Impairment of long lived assets:

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future discounted cash flows of the related assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. At September 30, 2003 the Company did not consider any of its long-lived assets to be impaired.

Expense classifications for statement of operations:

Cost of goods sold consist of the purchase price of goods sold and related freight costs. Selling expenses are primarily costs related to selling including sales salaries, office rent, travel, benefits and advertising. General and administrative expenses are those costs allocable to running the operations not related to sales, such as administrative salaries, phone and office rent, professional and consulting fees, utilities and insurance.

Foreign transactions:

The functional currency is the U.S. dollar and all transactions are in U.S. dollars. There are no foreign currency transactions.

Per share data:

Net income(loss) per share was computed by the weighted average number of shares outstanding during each period.

Going concern uncertainty and basis of accounting:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced substantial losses from operations, and at September 30, 2003, the Company had negative stockholders' equity of $2,077,161. These factors create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company expects the cold storage project to generate substantial profits and cash flows when it is in operation. Plans for operations are to eventually rely on the cold storage project to become a significant part of their business.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

3. Accounts receivable-net:

At September 30, 2003, accounts receivable-net consists of:

         Customer in Russia                                        $  1,027,678
         Customer in Russia                                             963,730
         All other customers                                          1,243,438
                                                                   ------------
         Total                                                        3,234,846

         Less allowance for doubtful accounts                         2,442,532
                                                                   ------------
         Net                                                       $    792,314
                                                                   ------------

During the year ended September 30, 2003, the Company recorded a provision for doubtful accounts of $2,073,875(which increased the allowance for doubtful accounts) and wrote off $2,534,613 fully reserved receivables (which reduced the allowance for doubtful accounts.)

4. Property and equipment:

At September 30, 2003, property and equipment consists of:

                                                                       2003
                                                                   ------------
         80% interest in title to Brooklyn, New York property
         (see note 9):
         Land                                                      $     80,000
         Building                                                       240,000
                                                                   ------------
         Subtotal                                                       320,000
         Data processing and office equipment                            63,331
         Furniture and fixtures                                          21,283
         Automobiles and trucks                                          43,687
                                                                   ------------

         Total                                                          448,301
         Less: Accumulated depreciation                                 129,139
                                                                   ------------

         Net                                                       $    319,162
                                                                   ============

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

5. Related party transactions:

Unsecured notes payable:

At September 30, 2003 unsecured notes payable, related parties consists of:

To an officer, director and principal stockholder:


  1996 note payable, with interest at
  7% (waived since October 1, 2000) and due on demand (but
  subordinate to $1,220,617 bank line of credit payable and
  not repayable while any balance due this bank is
  outstanding)                                                       $   125,000

  Advances payable, with interest at 0%, and
  due on demand                                                          685,002
                                                                     -----------
                                                                         810,002

  Note payable to corporation controlled by his wife,
  with interest at 5%, due November 16, 2003 (repaid in full
  November, 2003)                                                        250,000
                                                                     -----------
            Subtotal                                                   1,060,002

  1996 note payable to parents of director and principal
  stockholder, with interest at 15% (waived since October 1, 2000)
  due on demand (but subordinate to $1,220,617 bank line of
  credit payable and not repayable while any balance due this
  bank is outstanding)                                                    20,000
                                                                     -----------
  Total                                                              $ 1,080,002
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

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

5. Related party transactions: (continued)

Rent payable:

GBIR and SIL lease warehouse space in Brooklyn, New York from an entity owned by the three directors who jointly owned 100% of the property in which the warehouse space is located until April, 2003. They now own 20% of the property(see note 4). Rent charged to operations for the Brooklyn warehouse space for the years ended September 30,2003 and 2002 was $18,452 and $9,810 respectively. At September 30, 2003, security rent deposits includes $3,000 held for the Company's account by the 20% owners. See Note 9 for a more complete description of the transaction involving the purchase of the 80% title in this property and other information concerning leasing arrangements with the Company and others occupying 50% of the space.

6. Bank lines of credit payable:

At September 30, 2003, bank lines of credit payable consists of:

         Acceptances payable to the bank                           $  1,220,617
         Two bank loans payable under lines of credit                    64,400
                                                                   ------------
         Total                                                     $  1,285,017
                                                                   ============

The $1,220,617 acceptances payable to bank bears interest at 12% per annum. The line was originally $3,000,000, however, due to the inability of the Company to pay any portion of the balance in the last three years, the line has been limited to what is outstanding currently. The loan was collateralized by a first lien on all corporate assets not previously pledged or collateralized. While the bank let its UCC filings lapse in 2002, it continues to indicate that the full amount of what was borrowed plus accrued interest(a total of $1,506,367 at September 30, 2003) is due. The Company disputes this liability and to date, the bank has taken no measures to collect what it indicates is due or to seek realization through pursuing any assets previously pledged. If the bank pursues collection, the Company intends to offer the bank proceeds of a sale of the Brooklyn, New York property in full and final settlement of this liability. Since the Company believes that a settlement will ultimately be reached with the bank, no interest expense has been accrued since October of 2001.

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

7. Liability to Atlantic Investment ApS:

In April, 2003 the Company executed an agreement with Atlantic Investment ApS("Atlantic"), an unrelated Danish corporation. Pursuant to this agreement, Atlantic subscribed to 2,000,000 shares of common stock at a price of $2.00 per share, or $4,000,000 total, and obtained a right to approve the owners of the 49% minority interest in GCS. $1,010,350 of the $4,000,000 total subscription was received by the Company in April, May and June of 2003; the remaining $2,989,650 of the subscription is to be paid to GCS if and when GCS receives additional debt financing of approximately $5,000,000 for the public cold storage facility. Under the agreement, if the Company is unable to obtain this loan approval, Atlantic has the right to return the 2,000,000 shares and demand the return of the $1,010,350. Accordingly, the Company has reflected this amount as a liability at September 30, 2003.

8. Income taxes:

The difference between income taxes computed using the statutory federal income tax rate and that shown in the financial statements are summarized as follows:


                                                        2003           2002
                                                    ------------   ------------

       Income (loss) before income taxes            $ (1,939,234)  $    131,325
                                                    ------------   ------------
       Computed Federal income tax at 34%               (659,340)        44,651
       Computed state and local income taxes
        net of federal tax benefit                      (193,923)        13,133
       Valuation allowance                               853,263        (57,784)
                                                    ------------   ------------

       Provision for income taxes                             --             --
                                                    ------------   ------------

           Net income (loss)                        $ (1,939,234)  $    131,325
                                                    ============   ============

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $2,608,579 attributable to the future utilization of $5,928,588 of prior year net operating loss carryforwards will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements as of September 30, 2003. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards available to reduce future federal income taxes expire as follows; $303,549 in year 2020, $3,685,805 in year 2021, and $1,939,234 in year 2023.

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

(c) Sale of shares:

As discussed in Note 7, Atlantic subscribed to 2,000,000 shares of common stock at a price of $2.00 per share, or $4,000,000 total, and obtained the right to approve the owners of the 49% minority interest in GCS. If and when Atlantic pays the remaining $2,989,650 to GCS and no longer can demand return of the $1,010,350 paid in April, May and June of 2003, the Company will increase stockholders' equity by $2,040,000 and increase minority interest in GCS by $1,960,000.

(d) Purchase of real estate for stock:

As mentioned in Note 5, the Company purchased an undivided interest in the title to real property in Brooklyn, New York in which it had been previously leasing warehouse space. As a result of the purchase of the 80% title from the directors, the three directors of the company who owned the property now own the remaining 20% to reflect joint tenancy. The property had an appraised value of $400,000 resulting in 80% or $320,000 being recorded as a fixed asset in April, 2003. In exchange, the directors received 2,200,000 shares of common stock. The three directors now own a total of 3,796,666 shares of the Company.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

The 80% title assigned designated responsibility for payments in satisfaction of the existing mortgage on the Brooklyn property to the three directors of the Company. At September 30, 2003, the mortgage balance was approximately $87,000 and payments to the instititon holding it remain current. The Company is currently making monthly payments to the institution on behalf of the directors of $1,731, which includes principal and interest and real estate taxes. Rental income earned under prior leases executed with the three directors for space occupied by third party tenants for the 50% of the building not occupied by the Company are being collected by the three directors. Rent expense incurred by the Company since April, 2003 represents the payments of the mortgage on behalf of those directors. Other costs to maintain and operate the real estate, such as insurance, are being paid by the directors. Neither the rental income collected or the expenses paid by the directors is recorded by the Company.

10. Major relationships and segment information:

The Company is comprised of two business segments. The distribution of food Products and other materials business segment is operated by GBIR;the distribution of auto parts and clothing business segment is operated by SIL. Substantially all sales of goods are sold to customers in Russia. Set forth below are sales, operating income(loss), depreciation and amortization, capital expenditures, and identifiable assets of the segments(in thousandths of dollars).

                                                      For the Years Ended
                                                         September 30,
                                                 ----------------------------
                                                     2003            2002
                                                 ------------    ------------
    Net sales:
        Food products and other materials        $      6,222    $     11,284
        Auto parts and clothing                           581             506
                                                 ------------    ------------
                                                 $      6,803    $     11,790
                                                 ============    ============
    Income(loss) from operations:
        Food products and other materials        $     (1,920)   $        103
        Auto parts and clothing                           (14)             46
                                                 ------------    ------------
                                                 $     (1,934)   $        149
                                                 ============    ============
    Depreciation and amortization:
        Food products and other materials        $          3    $         23
        Auto parts and clothing                            --               4
                                                 ------------    ------------
                                                 $          3    $         27
                                                 ============    ============
    Capital expenditures:
        Food products and other materials        $         --    $         --
        Auto parts and clothing                            --              --
                                                 ------------    ------------
                                                           --              --
                                                 ============    ============
    Identifiable assets:
        Food products and other materials        $      1,720    $      2,116
        Auto parts and clothing                           186             171
                                                 ------------    ------------
                                                 $      1,906    $      2,287
                                                 ============    ============

The food products and other materials segment had ten (10) customers in 2003. One customer accounted for 47% of this segment's net sales for fiscal 2003. Another customer accounted for 32% of this segment's sales for fiscal 2003.

The auto parts and clothing segment's sales had ten (10) customers in 2003. One customer accounted for 78% and 85% of net sales for the years ended September 30, 2003 and 2002, respectively.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 AND 2002

11. Commitments and contingencies:

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
                                                     ============

12. Subsequent event:

On August 31, 2004, The Company and GCS executed a loan agreement (the "OPIC Commitment") with OPIC. Among other things, the OPIC Commitment provided that:

(1) Subject to satisfaction of certain conditions (such as attainment of $4,000,000 capital in GCS, site approval, and receipt of documents acceptable to
OPIC), OPIC will provide construction loans totaling $4,879,000 to GCS.

(2) The loans will bear interest at a fixed rate of interest equal to OPIC's cost of funds plus 5% per annum.

(3) The loans will be repaid in 12 substantially equal consecutive semi-annual installments due and payable on the 15th day of each June and December in each year, commencing 18 months after the date of the first loan disbursement and ending no later than 6 years after the date of the first loan disbursement.

(4) Repayment of the loans will be guaranteed by the Company.

As of June 15, 2005, the expiration date of the Commitment period, GCS had not satisfied all the conditions requisite to closing on the first loan disbursement. OPIC has further advised the Company by a letter dated August 8, 2005 that it is not renewing the financing Commitment nor accepting any other applications to finance any other projects at this time. If the OPIC Commitment is not extended, the Company and GCS intend to seek other financing sources.