Form 10KSB/A
period 2004-09-30
GLOBUS INTERNATIONAL RESOURCES CORP
filed 2006-12-12
CIK 1033114

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

Yes [X] No [ ]

Check if disclosure of delinquent filer in response in Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its fiscal year ended September 30, 2004 were $3,332,275.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $43,654 as of November 7, 2006.

The number of shares outstanding of the issuer's common stock as of September 7, 2006 was 8,730,872 shares.

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

         The Company primarily exports food products, construction supplies, stationary supplies and various other tangible goods from manufacturers in western Europe to customers in Russia and the Ukraine. It has two subsidiaries, Shuttle International("SIL") and Globus Cold Storage limited liability company ("GCS"). SIL, incorporated in New York on September 3, 1991, is a wholly owned subsidiary of the Company and primarily exports auto parts and clothing from manufacturers in the United States to customers in Russia and the Ukraine. GCS, established in the Russian Federation on May 6, 2003, is a 51% owned subsidiary of the Company and intended to construct and operate a public cold storage facility for frozen and chilled foods located in Moscow, Russia. The total estimated project cost of this facility was approximately $8,879,000. GCS intended to finance the cost of the project by a combination of capital contributions from the Company(estimated at approximately $4,000,000) and loans from the Overseas Private Investment Corporation("OPIC"), an agency of the United States government(estimated at approximately $4,879,000). The total equity in GCS was to be $4,000,000. On December 5, 2003 the Company (the sponsor) filed an application for financing of the GCS cold storage facility with OPIC. On August 31, 2004, the Company and GCS executed a loan agreement with OPIC which, subject to satisfaction of certain conditions by June 15, 2005 (such as attainment of $4,000,000 capital in GCS, site approval, and receipt of documents acceptable to OPIC), provided for construction loans totaling $4,879,000. On June 15, 2005 the loan commitment expired as GCS had not satisfied all conditions precedent to closing. The Company and GCS are presently seeking other financing sources. As of September, 2006 there has been no progress on obtaining other sources of financing for this project.

         At September 30, 2004 GCS had no assets or liabilities. In addition, there are no outstanding commitments for the construction of the facilities or commitments in existence for the purchase or sale of product related to the facility.

         The Company has also developed a multi-lingual, Internet-based portal that allows international buyers and sellers of commercial and industrial products to engage in electronic commerce seamlessly, efficiently, and in their own native languages. The Company contracted e-GlobusNet Corp., the developer of the software, to provide electronic commerce among businesses in various countries. This software is being used currently by the Company to sell its own products but as of yet the Company is not deriving revenue from other users of the site. In April 2002, the Company exchanged 968,000 shares for the ownership of e-GlobusNet Corp., which resulted in the ownership of the software.

         The Company's net sales for the year ended September 30, 2004 involved only approximately 21 customers located in Russia and the Ukraine, so operations are dependent on stable foreign, political, and economic conditions in these countries in general and the financial health of those customers.

         At September 30, 2004, the Company employed a total of 5 persons, 2 executive personnel, 1 warehouse Supervisor, and 2 clerical personnel.

                                  RISK FACTORS

         The Company's business is subject to numerous risk factors, including the following:

1. Independent Certified Public Accountants' Opinion - Going Concern.

         The Company's financial statement for the year ended September 30, 2004 was audited by the Company's independent certified public accountant, whose report includes an explanatory paragraph stating that the financial statement has been prepared assuming the Company will continue as a going concern and that the Company has incurred significant operating losses that raise substantial doubt about its ability to continue as a going concern.

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

9. Possible adverse effect if change in foreign economic policies

         The Company has approximately 21 customers located in Russia and the Ukraine, so operations are dependent on stable foreign, political, and economic conditions in these countries in general. Although the Russian, Ukraine and Western European governments have adopted policies encouraging economic development, conditions might change unexpectedly. Such conditions may change quickly and dramatically which may have an adverse impact on ownership and may result in a loss without recourse of property or assets of the Company.

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

ITEM 2. Description of Property:

         Pursuant to an agreement which expired March, 2006, the Company leases approximately 1,750 square feet of space for an administrative, clerical and executive office at 80 Wall Street, #915, New York, NY 10005. The term of the lease commenced April 1, 2003. Annual rent payments were $37,920. A new one year lease expires March, 2007 with an annual rent payment of $41,028.

         SIL, pursuant to a verbal lease agreement with 1616 Mermaid Associates, leases approximately 1,000 square feet of space for its export business at 1616 Mermaid Avenue, Brooklyn, NY 11224. The lease commenced on April 1, 2003 and expires September 30, 2006. The annual rent is $20,784. See Item 12 for a description of the transaction involving the acquisition of an 80% title in this property by the Company.

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

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters:

         The Company's Common Stock trades under the symbol "GBIR" on the OTCBB. The following table sets forth the high and low bid prices per share of the Company's common stock for each quarter during fiscal 2003 and 2004, as reported by the OTCBBB. The stock price quotations represent prices between dealers, does not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                          High            Low
                                                         -------        -------
Fiscal 2004:
         First Quarter                                     .25            .14

         Second Quarter                                    .42            .13

         Third Quarter                                     .13            .08

         Fourth Quarter                                    .11            .07


                                                          High            Low
                                                         -------        -------
Fiscal 2003:
         First Quarter                                     .60            .10

         Second Quarter                                    .28            .13

         Third Quarter                                     .17            .13

         Fourth Quarter                                    .24            .13

         The number of shareholders of record as of September 30, 2004 was 124.

         No securities were issued under any Equity Compensation Plans during Fiscal 2004.

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

Recent Sales of Unregistered Securities:

         The following sets forth unregistered sales of securities by the Company y pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), during the last three fiscal years:

(1) April 30, 2002-968,000 shares of Common Stock, $.001 par value were issued to the shareholders of e-Globus Net Corp. valued at $58,080 in exchange for all the shares of e-GlobusNet Corp. No underwriting discounts or commissions were paid in connection with the exchange, The Company claimed exemption from registration under Section 4(2) of the Securities Act.

(2) April 15, 2003-2,000,000 shares of Common Stock, $.001 par value were sold at a price of $2.00 per share ($4,000,000) to Atlantic Investment ApS in a private transaction (See Note 9(b) to consolidated financial statements). No underwriting discounts or commissions were paid in connection with the sale. GBIR claimed exemption from registration under Section 4(2), Rule 506 of Regulation D and Regulation S promulgated under the Securities Act.

(3) April 28, 2003-2,200,000 shares of Common Stock, $.001 par value were issued to four individuals(667,500 shares each to Yury Greene and Herman Roth, 665,000 to Serge Pisman, and 200,000 shares to Victor Krasan) in exchange for real property valued at $320,000. No underwriting discounts or commissions were paid in connection with the exchange, GBIR claimed exemption from registration under
Section 4(2) of the Securities Act.

(4) April 28, 2003-285,000 shares of Common Stock, $.001 par value were issued to three Company employees for past and future services valued at $37,050. No underwriting discounts or commissions were paid in connection with the issuance. The Company claimed exemption from registration under Section 4(2) of the Securities Act.

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

Comparison of the Year Ended September 30, 2004 and 2003

         Revenues decreased by $3,470,787 (51%) to $3,332,275 in the year ended September 30, 2004 from $6,803,062 for the year ended September 30, 2003. The decrease is attributable to a loss of two key customers and the emphasis on new products in addition to a lack of funds available to buy substantial product in the first three quarters. Sales in the last quarter were strong at high margins including construction materials. The cost of sales in 2004 of $2,882,771 was $3,470,152 (55%) lower than the 2003 cost of sales of $6,352,923. The reason for the decrease was the smaller revenues in 2003. The actual margins on sales of food products and auto parts were a bit higher than the prior year but there was a smaller margin on certain construction supplies.

         Selling expenses increased $16,838 (14.4%) to $134,796 during 2004 to 3.9% of sales as compared to 1.7% of sales in 2003. The increase is due to the large amount of travel costs incurred, mostly overseas, in trying to promote new products and tap into new markets overseas.

         General and administrative costs decreased $76,608 (40%) to $112,979, which equaled 3.4% of net sales in 2004 to $112,979 from $189,587 (2.8% of net sales) in 2003 due to the reduction of accrued expenses no longer needed. Depreciation and amortization increased $4,097 to $6,969 from $2,872 in 2003. This increase is the result of a full year's depreciation on the April, 2003 building purchase.

         Provision for doubtful accounts decreased $1,931,827 from $2,073,875 in 2003 to $142,048 in 2004. The decrease was due primarily to the writeoff of two large receivables in 2003 totaling more than $2 million. In 2004 there was a small addition to the reserve based on certain old unpaid invoices.

         Interest expense remained steady at $4,911 as a consistent balance was maintained on two credit lines used.

FINANCIAL CONDITION

September 30, 2004 compared to September 30, 2003

         Cash and cash equivalents at September 30, 2004 of $428,070 is $125,091 less than the cash and cash equivalents of $553,161 at September 30, 2003. This decrease in cash is primarily due to the large decrease in sales, slower payments by customers who are having their own difficulties in cash flow, at the same time that the Company has made an effort to pay all vendors timely. Additionally there was approximately $259,000 paid back to one shareholder who had loaned money to the Company.

         Accounts receivable decreased $335,632 to $456,683 at September 30, 2004. The decrease is due to additional receivables mentioned above being reserved for as well as the decrease in sales caused by the lack of available funds to use in operations.

         Accounts payable decreased $202,756 to $268,027 at September 30, 2004 from $470,787 at September 30, 2003. The change was due to the Company making an effort to pay vendors quickly even though their collections from customers did not materialize at the same pace. It is important with the Company's vendors to maintain good payment and credit terms in order to purchase on credit on a regular basis.

         Accrued expenses and other current liabilities decreased $24,553 to $25,000 at September 30, 2004. Some accruals were determined to no longer be needed.

         Notes payable to banks and related parties of $2,111,931 at September 30, 2004 was $253,088 more than the September 30, 2003 amount of $2,365,019.
This is the result of the partial repayment of the loan by one officer, director and shareholder in 2004.

         Stockholders' equity increased by $58,272 to $(2,018,889) at September 30, 2004 from ($2,077,161) at September 30, 2003. The increase is due to the $58,272 net income for the year ended September 30, 2004. There were no other amounts that affected equity during the year.

         With the funds contributed to the Company through shareholder loans as well as the upswing in sales in the fourth quarter, the Company feels that they are in better shape for fiscal 2005 to use those funds to generate profits with its present food products, construction supplies, stationary supplies and auto parts. As the Company has relatively low overhead at this time the Company feels that those profits should be sufficient enough to satisfy cash requirements for the next 12 months. The Company also expects its customers to improve their businesses that were slow at various points in fiscal 2004, such as the sales of fish. This will enable the Company to increase its sales and cash flows from those customers. The Company is in constant correspondence with their customers to determine what needs their customers will have in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's working capital deficiency was ($1,503,103) at September 30, 2004. However two current liabilities are not expected to be paid during the next fiscal year if the funds are not available;Bank lines of credit of $1,285,017 and notes payable to related parties of $820,907. Without paying these amounts back in the next twelve months there would be a positive working capital to utilize to satisfy current cash requirements. At September 30, 2003 there was a working capital deficiency of $(1,568,344). The Company's primary sources of working capital have been net proceeds from(i)the sales to customers in the regular couse of business (ii)advances from related parties and(iii)the $1,010,350 available from the sale of shares to ApS.

         Currently the Company's primary cash requirements include (i) the funding of its inventory purchases for and receivables from sales of products and (ii) ongoing selling, administrative and other operating expenses. Management believes that the Company's cash liquidity position will also be enhanced by the commencement of the new internet based portal business which will enable the company to obtain a new line of customers and that its present two bank lines, secured by personal guaranty, aggregating $100,000, and its existing cash position should be in the aggregate, sufficient to fund the Company's operation for the next twelve months. The above assumes the Company's operations are consistent with management's expectations which are expected to be an improvement from fiscal 2004.If the cold storage project noted on page 2 comes to fruition the Company believes that they will have ample funds in future years to both maintain a strong cash position as well as continue to expand the business as desired. If the project does not take place, there can be no assurance that the Company will be able to obtain financing on a favorable or timely basis. The type, timing and terms of financing elected by the Company will depend upon its cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. Moreover any statement regarding the Company's ability to fund its operations from expected cash flows is speculative in nature and inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.

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

ITEM 8(a). Controls and Procedures:

         Based on an evaluation of the Company's disclosure controls and procedures, the principal Executive Officer and principal Financial officer of the Company have concluded that such controls and procedures were effective as of September 30, 2004 timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

         The Company's management intends to provide an annual report on internal control over financial reporting commencing with the Company's Form 10-KSB for its fiscal year ended September 30, 2005.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

The following table sets forth the name, age and position of each person who was serving as an executive officer or director of the Company at December 15, 2004

        Name             Age                       Office
     -----------        -----        -----------------------------------

     Yury Greene          65         Chief Executive Officer, Treasurer,
                                     President, Director (Chairman)
     Herman Roth          56         Chief Financial Officer, Secretary,
                                     Director (Vice Chairman)
     Serge Pisman         41         Director

Yury Greene has been chairman, treasurer, and a director of GBIR since May 1995. He has also served as president of GBIR since 2002.

Herman Roth has been secretary and a director of GBIR since May 1995. Serge Pisman has been a director of GBIR since May 1995.

We have no separately designated standing audit committee. The entire board of directors acts as the audit committee.

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

         Based solely on its review of the copies of such reports received by the Company, and written representations that no Form 5 were required, the Company believes that, during the fiscal year ended September 30, 2004 and prior fiscal years, Messrs, Greene, Roth, and Pisman have not filed their initial statements of beneficial interest (Forms 3) and have not filed required Forms 4 and 5 for fiscal year 2003.

Code of Ethics

         We have not yet adopted a Code of Ethics. The board of directors expects to engage an attorney to prepare a Code of Ethics in the near future.

ITEM 10. Executive Compensation:

         In 2004 $15,000 in compensation was paid to the Company's chief executive officer and president. The same amount was paid to this officer in 2003.*

* The lack of salary paid is due to the present financial situation of the Company, and the desire of the officers to ensure that all current operating needs are met, in addition to funding the new internet products.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management:

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 8,730,872 shares of issued and outstanding Common Stock of the Company as of August 31, 2005 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

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

ITEM 12. Certain Relationships and Related Party Transactions:

         Herman Roth loaned $125,000 to the Company in April 1996 in exchange for the Company's 7% promissory note in the principal amount of $125,000. This note payable on March 31, 1997 was extended indefinitely. Additional non-interest bearing loans were made by Mr. Roth at various times starting in 2001 with a balance at September 30, 2004 of $677,681.

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

         In April 2003, the Company purchased an 80% undivided interest in the title to real property in Brooklyn, New York warehouse space from its three directors. In exchange, the directors received 2,200,000 shares or newly issued Company common stock. The property had an appraised value of $400,000 in April 2003;accordingly the 80% interest was recorded as land and building at an amount totaling $320,000.

         The agreement relating to the Company's purchase of the 80% undivided interest in the property designated responsibility for payments in satisfaction of the existing mortgage on the Brooklyn property by the three directors of the Company. At September 30, 2004, the mortgage balance was approximately $72,000 and payments to the institution holding it remain current. The Company is currently making monthly payments to the institution on behalf of the directors of $1,731, which includes principal and interest and real estate taxes.. Rental income earned under prior leases executed with the three directors for space occupied by third party tenants for the 50% of the building not occupied by the Company are being collected by the three directors. Rent expenses incurred by the Company since April 2003 represents the payments of the mortgage on behalf of those directors. Other costs to maintain and operate the real estate, such as insurance, are being paid by the directors. See also Item 2 "Description of Property".

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

                      GLOBUS INTERNATIONAL RESOURCES CORP.



                        By:    /s/ YURY GREENE
                               ----------------------------------
                        Title: President
                               ----------------------------------
                        Date:  September 21, 2006
                               ----------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        By:    /s/ YURY GREENE
                               ----------------------------------
                        Title: President
                               ----------------------------------
                        Date:  September 21, 2006
                               ----------------------------------

                        By:    /s/ HERMAN ROTH
                               ----------------------------------
                        Title: Secretary
                               ----------------------------------
                        Date:  September 21, 2006
                               ----------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Globus International Resources
Corp.

         I have audited the accompanying consolidated balance sheet of Globus International Resources Corp. and subsidiaries (the "Company") as of September 30, 2004 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

         I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globus International Resources Corp. and subsidiaries at September 30, 2004 and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States.

         The consolidated balance sheet of the Company and its subsidiaries as of September 30, 2004 includes bank lines of credit payable of $1,291,024. As more fully described in Note 6 to the consolidated financial statements, $1,220,617 of this total represents the disputed balance due to a certain bank which the Company has not accrued interest on since October 2001. The bank has not initiated any legal proceedings to collect the past due interest and principal and the Company believes that it will ultimately settle the liability to this bank for no more than $1,220,617. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has experienced substantial losses from operations and at September 30, 2004, the Company had negative stockholders' equity of $2,018,889. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As discussed in Note 2 to the consolidated financial statements, effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


                                       /s/ MICHAEL T. STUDER CPA P.C.
                                       -----------------------------------------


Freeport, New York
September 25, 1006

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  SEPTEMBER 30,

                                     ASSETS

                                                                       2004
                                                                   ------------
Current assets:
  Cash and cash equivalents                                        $    428,170
  Accounts receivable, net                                              456,683
  Inventories                                                            36,145
  Prepaid expenses                                                       27,007
                                                                   ------------

     Total current assets                                               948,005
                                                                   ------------
Property and equipment, at cost -
 net of accumulated depreciation                                        312,193
                                                                   ------------

Other assets:
  Goodwill                                                               67,517
  Investment in multi-lingual internet software                         105,414
  Security rent deposits                                                  9,440
                                                                   ------------

     Total other assets                                                 182,371
                                                                   ------------

Total assets                                                       $  1,442,569
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank lines of credit payable                                     $  1,291,024
  Unsecured notes payable, related parties                              820,907
  Accounts payable                                                      268,027
  Accrued expenses and other current liabilities:
   Related parties                                                       46,150
   Other                                                                 25,000
                                                                   ------------
     Total current liabilities                                        2,451,108
                                                                   ------------

Liability to Atlantic Investment ApS                                  1,010,350
                                                                   ------------
Stockholders' equity:
  Common stock, $.001 par value, authorized -
   50,000,000 shares, issued and outstanding -
   8,730,872 at September 30, 2004                                        8,731
  Additional paid-in-capital                                          5,775,240
  Deficit                                                            (7,802,860)
                                                                   ------------
     Total stockholders' equity                                      (2,018,889)
                                                                   ------------
Total liabilities and stockholders' equity                         $  1,442,569
                                                                   ============

See notes to financial statements.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED SEPTEMBER 30,


                                                     2004              2003
                                                 ------------      ------------
Net sales                                        $  3,332,275      $  6,803,062

Cost of goods sold                                  2,882,771         6,352,923
                                                 ------------      ------------

Gross profit                                          449,504           450,139
                                                 ------------      ------------
Operating expenses:
  Selling                                             134,696           117,858
  General and administrative expenses                 112,979           189,587
  Deprecation and amortization                          6,969             2,872
  Provision for doubtful accounts                     131,677         2,073,875
                                                 ------------      ------------

     Total operating expenses                         386,321         2,384,192
                                                 ------------      ------------

Income (loss) from operations                          63,183        (1,934,053)

Interest expense                                       (4,911)           (5,181)
                                                 ------------      ------------

Income (loss) before income taxes                      58,272        (1,939,234)

Income taxes                                               --                --
                                                 ------------      ------------
Net income (loss)                                $     58,272      $ (1,939,234)
                                                 ============      ============

Net income (loss) per common share               $       .007      $      (.309)
                                                 ============      ============
Weighted average number of shares outstanding       8,730,872         6,284,205
                                                 ============      ============

See notes to financial statements.

             GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


                                                Common Stock         Additional
                                         -------------------------     Paid-in      Accumulated
                                            Shares       Amount        Capital        Deficit
                                         -----------   -----------   -----------    -----------
Balance at September 30, 2002              4,245,872         4,246     5,422,675     (5,921,898)

Sale of 2,000,000 shares to
Atlantic Investment ApS                    2,000,000         2,000        (2,000)            --

Purchase of 80% interest in title to
Brooklyn property from three directors
in consideration for 2,200,000 shares      2,200,000         2,200       317,800             --

Issuance of stock for services               285,000           285        36,765             --

Net(loss) for the year ended
September 30, 2003                                --            --            --     (1,939,234)
                                         -----------   -----------   -----------    -----------

Balance at September 30, 2003              8,730,872   $     8,731   $ 5,775,240    $(7,861,132)

Net income for the year ended
September 30, 2004                                --            --            --         58,272
                                         -----------   -----------   -----------    -----------

Balance at September 30, 2004              8,730,872   $     8,731   $ 5,775,240    $(7,802,860)
                                         ===========   ===========   ===========    ===========

See notes to financial statements.

             GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30,


                                                                              2004            2003
                                                                          ------------    ------------
Cash flows from operating activities:
  Net income(loss)                                                        $     58,272    $ (1,939,234)
                                                                          ------------    ------------
  Adjustments to reconcile net income
   (loss) to net cash provided by(used in)operating activities:
      Depreciation and amortization                                              6,969           2,872
      Compensation attributed to shares issued for common stock                     --          22,050
      Provision for doubtful accounts                                          131,677       2,073,875
      Provision of Inventory Allowance                                              --          34,306
      Increase (decrease) in cash flows as a result of change in asset and liability account balances:
         Accounts receivable                                                   203,954      (1,166,766)
         Inventories                                                             3,169          52,000
         Other current asset                                                    (7,257)          4,150
         Accounts payable                                                     (202,760)       (104,222)
         Accrued expenses and other current liabilities:
           Related parties                                                     (41,375)        (25,100)
           Other                                                               (24,552)         (2,180)
                                                                          ------------    ------------

            Total adjustments                                                   69,825         882,685
                                                                          ------------    ------------
  Net cash provided by (used in)operating activities                           128,097      (1,056,549)
                                                                          ------------    ------------
Cash flows from investing activities:
  Acquisition of property and equipment                                             --              --
                                                                          ------------    ------------

  Net cash provided by (used in) investing activities                               --              --
                                                                          ------------    ------------
Cash flows from financing activities:
  Net proceeds from(repayment of) bank lines of credit payable                   6,007           2,246
  Net proceeds from(repayment of) notes payable, related parties              (259,095)        319,800
  Issuance of 2,000,000 shares common stock for cash                                --       1,010,350
                                                                          ------------    ------------

  Net cash provided(used) by financing activities                             (253,088)      1,332,396
                                                                          ------------    ------------

Net increase(decrease) in cash and cash equivalents                           (124,991)        275,847

Cash and cash equivalents at beginning of year                                 553,161         277,314
                                                                          ------------    ------------

Cash and cash equivalents at end of year                                  $    428,170    $    553,161
                                                                          ============    ============

See notes to financial statements.


              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES
                             CONSOLIDATED CASH FLOWS
                                   (continued)

                        FOR THE YEARS ENDED SEPTEMBER 30,

                                                                              2004            2003
                                                                          ------------    ------------
Supplemental disclosures of cash flows information:
  Interest paid                                                           $      4,911    $      5,181
  Taxes paid                                                                     1,357              --

Schedule of non-cash operating activities:

  Issuance of stock for services                                          $         --          37,050

Schedule of non-cash investing activities:

  Issuance of stock for 80% interest in title to
    Brooklyn real property                                                $         --         320,000

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

     The Company primarily exports food products, construction supplies, stationary supplies and various other tangible goods from manufacturers in western Europe to customers in Russia and the Ukraine. It has two subsidiaries, Shuttle International ("SIL") and Globus Cold Storage limited liability company ("GCS") SIL, incorporated in New York on September 3, 1991, is a wholly owned subsidiary of the Company and primarily exports auto parts and clothing from manufacturers in the United States to customers in Russia and the Ukraine. GCS, established in the Russian Federation on May 6, 2003, is a 51% owned subsidiary of the Company and intended to construct and operate a public cold storage facility for frozen and chilled foods located in Moscow, Russia. The total estimated project cost of this facility was approximately $8,879,000. GCS intended to finance the cost of the project by a combination of capital contributions from the Company(estimated at approximately $4,000,000) and loans from the Overseas Private Investment Corporation ("OPIC"), an agency of the United States government(estimated at approximately $4,879,000). The total equity in GCS was to be $4,000,000. On December 5, 2003 the Company (the sponsor) filed an application for financing of the GCS cold storage facility with OPIC. On August 31, 2004 the Company and GCS executed a loan agreement with OPIC which, subject to satisfaction of certain conditions by June 15, 2005 (such as attainment of $4,000,000 capital in GCS, site approval, and receipt of documents acceptable to OPIC), provided for construction loans totaling $4,879,000. On June 15, 2005 the loan commitment expired as GCS had not satisfied all conditions precedent to closing. The Company and GCS are presently seeking other financing sources.

     The Company has also developed a multi-lingual, internet-based portal that allows international buyers and sellers of commercial and industrial products to engage in electronic commerce seamlessly, efficiently, and in their own native languages. The Company contracted e-GlobusNet Corp., the developer of the software, to provide electronic commerce among businesses in various countries. This software is being used currently by the Company to sell its own products but as of yet the Company is not deriving revenue from other users of the site. In April 2002, the Company exchanged 968,000 shares for the 100% ownership of e-GlobusNet Corp., which resulted in the ownership of the software.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


2.   Summary of significant accounting policies:

     Principles of consolidation:

     The accompanying consolidated financial statements as of September 30, 2004 and for the two years then ended include the accounts of Globus International Resources Corp., its wholly-owned subsidiary SIL, and its 51% owned subsidiary GCS(collectively the "Company".)All material intercompany transactions and balances have been eliminated in consolidation.

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

     The Company's accounts receivable are only represented by approximately 10 customers located in Russia and the Ukraine, so collections are dependent on stable foreign, political and economic conditions in these countries in general and the financial health of those customers. In addition, the nature of the products sold and their seasonality may affect collection patterns. Consequently, the accompanying financial statements reflect an allowance for doubtful accounts of $2,534,212 and $2,442,532 at September 30, 2004 and 2003, respectively.

     Inventories:

     Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market. Almost all purchases of product are for a specific sale to a customer. Therefore there is minimal inventory on hand at any point in time.

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

     Goodwill:

     Goodwill arising from the acquisition of a subsidiary's minority interest in 1996 was being amortized over a fifteen-year period. The Company adopted Statement of Financial Standards No. 142 "Goodwill and Other Intangible Assets" on October 1, 2002. This standard eliminates amortization of goodwill and replaces it with a test for impairment. The Company tests goodwill for impairment on an annual basis. The test is a comparison of the fair value of net assets of the Company to the cost basis recorded. This is done by estimating discounted future cash flows and the projected profitability of the auto parts business it relates to. At September 30, 2004 the amount of goodwill recorded appears reasonable and will continually be analyzed.

     Related Party Transactions:

     Related party transactions are listed separately on the financial statements and discussed in detail in Note 5.

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

     Impairment of long lived assets:

     The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future discounted cash flows of the related assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. At September 30, 2004 the Company did not consider any of its long-lived assets to be impaired.

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

     Dividend restriction:

     Pursuant to agreements relating to the Company's bank lines of credit, the Company is restricted from declaring or paying any dividends while the related loans are outstanding.

     Going concern uncertainty and basis of accounting:

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced substantial losses from operations, and at September 30, 2004, the Company had negative stockholders' equity of $2,018,889. These factors create substantial doubt about the Company's ability to continue as a going concern. To improve its financial condition, the Company is exploring sources of new financing, including the acquisition of a business in a "reverse acquisition" transaction using newly issued Company common stock. However, there is no assurance that the Company will be successful in finding new financing.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


3.   Accounts receivable-net:

     At September 30, 2004, accounts receivable-net consists of:

     GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

        Customer in Russia                                         $  1,027,678
        Customer in Russia                                              944,859
        All other customers                                           1,018,358
                                                                   ------------
        Total                                                         2,990,895

        Less allowance for doubtful accounts                          2,534,212
                                                                   ------------
        Net                                                        $    456,683
                                                                   ------------

     During the year ended September 30, 2003, the Company recorded a provision for doubtful accounts of $2,073,875(which increased the allowance for doubtful accounts) and wrote off $2,534,613 fully reserved receivables (which reduced the allowance for doubtful accounts.) During the year ended September 30, 2004 the Company recorded a provision for doubtful accounts of $131,677 which increased the allowance for doubtful accounts.

4.   Property and equipment:

     At September 30, 2004, property and equipment consists of:

                                                                       2004
                                                                   ------------
        80% interest in title to Brooklyn, New York property
        (see notes 5 and 9):
        Land                                                       $     80,000
        Building                                                        240,000
                                                                   ------------
        Subtotal                                                        320,000
        Data processing and office equipment                             63,331
        Furniture and fixtures                                           21,283
        Automobiles and trucks                                           43,687
                                                                   ------------

        Total                                                           448,301
        Less: Accumulated depreciation                                  136,108
                                                                   ------------

        Net                                                        $    312,193
                                                                   ============

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


4.   Property assets: (continued)

     Depreciation expense charged to operations for the years ended September 30, 2004 and 2003 amounted to $6,969 and $2,872, respectively.

5.   Related party transactions:

     Unsecured notes payable:

     At September 30, 2004 unsecured notes payable, related parties consists of:

     To an officer, director and principal stockholder:

       1996 note payable, with interest at
       7% (waived since October 1, 2000) and due on demand (but
       subordinate to $1,220,617 bank line of credit payable and
       not repayable while any balance due this bank is
       outstanding)                                                $    125,000

       Advances payable, with interest at 0%, and
       due on demand                                                    677,681
                                                                   ------------
           Subtotal                                                     802,681
                                                                   ------------
       1996 note payable to parents of director and principal
       stockholder, with interest at 15% (waived since October
       1, 2000) due on demand (but subordinate to $1,220,617
       bank line of credit payable and not repayable while any
       balance due this bank is outstanding)                             18,226
                                                                   ------------
       Total                                                       $    820,907

     Accrued expenses and other current liabilities:

     At September 30, 2004 accrued expenses and other current liabilities, related parties consist of:

     Accrued interest payable on unsecured notes payable:

     $125,000 note payable                                         $     38,400
     $ 18,226 note payable                                                7,750
                                                                   ------------
     Total                                                         $     46,150
                                                                   ============

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003


5.   Related party transactions: (continued)

     Rent payable:

     GBIR and SIL pay rent for warehouse space in Brooklyn, New York from an entity owned by the Company's three directors. The Brooklyn property where the warehouse space is located was owned 100% by the three directors to April, 2003(see note 9) and subsequently owned 80% by the Company and 20% by the three directors. Rent charged to operations for the Brooklyn warehouse space for the years ended September 30,2004 and 2003 was $23,521 and $18,452 respectively. At September 30, 2004, security rent deposits includes $3,000 held for the Company's account by the 20% owners.

     The agreement relating to the Company's purchase of the 80% undivided interest in the property designated responsibility for payments in satisfaction of the existing mortgage on the Brooklyn property to the three directors of the Company. At September 30, 2004, the mortgage balance was approximately $72,000 and payments to the institution holding it remain current. The Company is currently making monthly payments to the institution on behalf of the directors of $1,731, which includes principal and interest and real estate taxes. Rental income earned under prior leases executed with the three directors for space occupied by third party tenants for the 50% of the building not occupied by the Company are being collected by the three directors. Rent expense incurred by the Company since April, 2003 represents the payments of the mortgage on behalf of those directors. Other costs to maintain and operate the real estate, such as insurance, are being paid by the directors. Neither the rental income collected or the expenses paid by the directors is recorded by the Company. The term of the current arrangement between the Company and the directors regarding rental income and expenses is month to month.

6.   Bank lines of credit payable:

     At September 30, 2004, bank lines of credit payable consists of:

        Acceptances payable to bank                                $  1,220,617
        Two bank loans payable under lines of credit                     70,407
                                                                   ------------
        Total                                                      $  1,291,024
                                                                   ============

     The $1,220,617 acceptances payable to bank bears interest at 12% per annum. The loan was collateralized by a first lien on all corporate assets not previously pledged or collateralized. Due to disputes relating to the line of credit and financial difficulties, the Company ceased making payments to the bank in October, 2001. In 2002, the bank's UCC filings lapsed and were not renewed by the bank. To date, the bank has taken no measures to collect the $1,220,617 balance due at September 30, 2001(and approximately $494,000 in accrued interest from October 1, 2001 to September 30, 2004) or to seek realization through pursuing any assets previously pledged. If the bank pursues collection, the Company intends to offer the bank proceeds of a sale of the Brooklyn, New York property in full and final settlement of this liability. Since the Company believes that this matter will be resolved at a cost of less than the $1,220,617 balance due at September 30, 2001, no interest expense has been accrued since October, 2001.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2004 AND 20023

6.   Bank lines of credit payable: (continued)

     The Company has lines of credit with two other banks totaling $100,000.The lines are guaranteed by the chief executive officer/director/principal stockholder of the Company. Interest during the year ended September 30, 2004 was charged at various rates ranging from 5% to 6%.

7.   Liability to Atlantic Investment ApS:

     In April, 2003 the Company executed an agreement with Atlantic Investment ApS("Atlantic"), an unrelated Danish corporation. Pursuant to this agreement, Atlantic subscribed to 2,000,000 shares of common stock at a price of $2.00 per share, or $4,000,000 total, and obtained a right to approve the owners of the 49% minority interest in GCS. $1,010,350 of the $4,000,000 total subscription was received by the Company in April, May and June of 2003; the remaining $2,989,650 of the subscription is to be paid to GCS if and when GCS receives additional debt financing of approximately $5,000,000 for the public cold storage facility. Under the agreement, if the Company is unable to obtain this loan approval, Atlantic has the right to return the 2,000,000 shares and demand the return of the $1,010,350. Accordingly, the Company has reflected this amount as a liability at September 30, 2004.

8.   Income taxes:

     The difference between income taxes computed using the statutory federal income tax rate and that shown in the financial statements are summarized as follows:

                                                      2004             2003
                                                  ------------     ------------

        Income (loss) before income taxes         $     58,272     $ (1,939,234)
                                                  ------------     ------------
        Computed Federal income tax at 34%              19,812         (659,340)
        Computed state and local income taxes
         net of federal tax benefit                      5,827         (193,923)
        Valuation allowance                            (25,639)         853,263
                                                  ------------     ------------

        Provision for income taxes                          --               --
                                                  ------------     ------------

            Net income (loss)                     $     58,272     $ (1,939,234)
                                                  ============     ============

     Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $2,582,939 attributable to the future utilization of $5,870,316 of prior year net operating loss carryforwards will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements as of September 30, 2004. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards available to reduce future federal income taxes expire as follows; $245,277 in year 2020, $3,685,805 in year 2021, and $1,939,234 in year 2023.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003

9.   Common stock:

     (a) Common stock issued to current employees:

         In April 2003, 285,000 shares were issued to three long time employees of the Company in lieu of cash for past, present and future services. The share price at the time of issuance was 13 cents per share.$ 22,050 was recorded as an expense during fiscal year 2003 and $15,000 was recorded as an expense in fiscal year 2004.

     (b) Sale of shares:

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

     (c) Purchase of real estate for stock:

         As discussed in Note 5, the Company purchased an 80% undivided interest in the title to real property in Brooklyn, New York from its three directors in April, 2003. In exchange, the directors received 2,200,000 shares of newly issued Company common stock. The property had an appraised value of $400,000 in April, 2003;accordingly, the 80% interest was recorded as land and building at an amount totaling $320,000.

              GLOBUS INTERNATIONAL RESOURCES CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 AND 2003

10.  Major relationships and segment information:

     The Company is comprised of two business segments. The distribution of food Products and other materials business segment is operated by GBIR;the distribution of auto parts and clothing business segment is operated by SIL. Substantially all sales of goods are sold to customers in Russia and Ukraine. Set forth below are sales, operating income(loss), depreciation and amortization, capital expenditures, and identifiable assets of the segments(in thousandths of dollars).

                                                      For the Years Ended
                                                          September 30,
                                                  ----------------------------
                                                      2004            2003
                                                  ------------    ------------
     Net sales:
        Food products and other materials         $      2,784     $      6,222
        Auto parts and clothing                            548              581
                                                  ------------     ------------
                                                  $      3,332     $      6,803
                                                  ============     ============
     Income(loss) from operations:
        Food products and other materials         $         94     $     (1,920)
        Auto parts and clothing                            (31)             (14)
                                                  ------------     ------------
                                                  $         63     $     (1,934)
                                                  ============     ============
     Depreciation and amortization:
        Food products and other materials         $          7     $          3
        Auto parts and clothing                             --               --
                                                  ------------     ------------
                                                  $          7     $          3
                                                  ============     ============
     Capital expenditures:
        Food products and other materials         $         --     $         --
        Auto parts and clothing                             --               --
                                                  ------------     ------------
                                                            --               --
                                                  ============     ============
     Identifiable assets:
        Food products and other materials         $      1,290     $      1,720
        Auto parts and clothing                            153              186
                                                  ------------     ------------
                                                  $      1,443     $      1,906
                                                  ============     ============

     The food products and other materials segment had ten (10) customers in 2004. One customer accounted for 40% of this segment's net sales for fiscal 2004. Another customer accounted for 36% of this segment's net sales for fiscal 2004.

     The auto parts and clothing segment had eleven(11) customers in 2004. One customer accounted for 73% and 78% of net sales for the years ended September 30, 2004 and 2003, respectively.

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